Form 10-K
period 1999-12-31
ROYSTER-CLARK INC
filed 2000-04-19
CIK 1088893

    As filed with the Securities and Exchange Commission on April 19, 2000

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------
                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1999

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from       to

                       Commission File Number: 333-81235

                                ---------------
                              ROYSTER-CLARK, INC.
            (Exact name of registrant as specified in its charter)

        Delaware                     2875                     76-0329525
    (State or other      (Primary Standard Industrial      (I.R.S.Employer
      jurisdiction        Classification Code Number)    Identification No.)
  of incorporation or
     organization)

                                ---------------

                         600 Fifth Avenue--25th Floor
                           New York, New York 10020
                                (212) 332-2965
  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                                ---------------

                            Francis P. Jenkins, Jr.
               Chairman of the Board and Chief Executive Officer
                              Royster-Clark, Inc.
                         600 Fifth Avenue--25th Floor
                           New York, New York 10020
                                (212) 332-2965
(Name, address, including zip code, and telephone number, including area code, of agent for service)

                                ---------------

                                With Copies to:
                           Peter A. Basilevsky, Esq.
                     Satterlee Stephens Burke & Burke LLP
                          230 Park Avenue, Suite 1130
                         New York, New York 10169-0079
                                (212) 818-9200

                                ---------------

                SPECIAL FINANCIAL REPORT PURSUANT TO RULE 15d-2

  In accordance with the provisions of Rule 15d-2(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), this Annual Report on Form 10-K only contains audited financial statements for the fiscal year ended December 31, 1999 and an associated Management's Discussion and Analysis of Financial Condition and Results of Operations

                              Title of Each Class

                     10 1/4% First Mortgage Notes Due 2009

  Securities to be registered pursuant to Section 12(b) of the Exchange Act:
                                     None

  Securities to be registered pursuant to Section 12(g) of the Exchange Act:
                                     None

                                ---------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [_]   No [X] Initial filing

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                                Not Applicable

  State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                                Not Applicable

  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                Not Applicable

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              ROYSTER-CLARK, INC.

                                    PART II

  THIS SPECIAL REPORT ON FORM 10-K INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS SPECIAL REPORT, INCLUDING, WITHOUT LIMITATION, THOSE REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS, MARKETING AND PRODUCT INTRODUCTION AND DEVELOPMENT PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ARE DISCLOSED UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" INCLUDING THE SECTION ENTITLED "FORWARD-LOOKING STATEMENTS" SET FORTH THEREIN AND ELSEWHERE IN THE SPECIAL REPORT.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands)

General

  Royster-Clark, Inc. (together with its subsidiaries, the "Company" or "Royster-Clark") is a retail and wholesale distributor of mixed fertilizer, seed, crop protection products and agronomic services to farmers, primarily in the East, South and Midwest. The Company's operations consist of retail farm centers, granulation, blending and seed processing plants, and an integrated network of storage and distribution terminals and warehouses. In addition, the Company operates two nitrogen manufacturing plants that supply the retail and wholesale distribution businesses with some of the nitrogen fertilizer products. Our business is affected by a number of factors, including weather conditions and prevailing prices for fertilizer and other crop production inputs.

  Weather conditions can significantly impact our results of operations. Adverse weather conditions during the planting season may force farmers to either delay or abandon their planting, which may lead to lower use of fertilizer, seed and crop protection products. During 1999, weather conditions were extremely poor due to drought in several of our operating areas, followed by unusually destructive flooding in North Carolina brought about by hurricanes Dennis and Floyd.

  Another factor affecting our business is the price for fertilizers. We purchase nitrogen materials, phosphates, and potash and resell these nutrients in either their original form or in the form of multi-nutrient fertilizers. Prices for phosphates have recently experienced some price volatility while potash has been relatively stable over the past several years. Nitrogen fertilizers, on the other hand, have exhibited significant volatility in which prices tend to follow cycles driven by steadily growing demand not matched by immediate increases in supply due to the scale of investment required. In 1995, nitrogen prices reached a peak and have been steadily declining since. During 1999, nitrogen prices reached their lowest levels in over ten years. The decline in nitrogen prices is primarily the result of capacity additions, a lack of demand from China, the largest consumer of nitrogen fertilizer and economic uncertainty associated with production in the countries comprising the former Soviet Union, as many producers are selling at prices below the current market in order to obtain hard currency. Since most of the fertilizer products that we sell include some nitrogen, our net sales are impacted by the prevailing market price of nitrogen fertilizer. We sell most of our fertilizer products based on a margin above raw materials input prices. As a result, as market prices decline in response to prevailing global pricing conditions, the gross profit margin we realize on each ton sold declines. In addition, the level of nitrogen prices directly impacts the profitability of our two nitrogen-manufacturing plants.

  During 1999, we completed the acquisition and integration of the operations of Royster-Clark and IMC AgriBusiness, Inc. and subsidiaries, Hutson's AG Service, Inc. and IMC Nitrogen Company, which were acquired from IMC Global, Inc. on April 22, 1999 with an effective date of April 1, 1999. These three entities are collectively referred to as "AgriBusiness". Our management has implemented strategies that have proven successful in the past, such as the use of teams to organize field sales and an incentive structure based on return on assets.

  We are in the process of finalizing insurance claims arising from the damage done to our business in the Southeast, especially in North Carolina, as a result of the unprecedented flooding triggered by hurricanes Dennis and Floyd. We believe that our direct losses are adequately covered by insurance and that by the spring planting season activity will have returned to normal. However, we cannot be certain that there will not be material adverse consequences arising from this catastrophe.

Acquisitions

  During the first quarter of 2000, the Company completed a series of small acquisitions mostly consisting of several retail farm supply centers and terminals for approximately $33.1 million in cash. These acquisitions will be accounted for using the purchase method of accounting. One acquisition included 13 retail farm supply centers and one terminal in southeastern Virginia and northeastern North Carolina. Two additional acquisitions including 11 retail farm supply centers, a grain operation and a warehouse for seed and crop protection products concentrated in Kentucky and Tennessee and three retail farm supply centers in Iowa and Minnesota. We believe these acquisitions should strengthen and expand our position in local market areas where we do not have a strong presence, and should provide opportunities for cost savings while requiring little or no incremental administrative staff.

Results of Operations

  The following table provides information regarding Royster-Clark's statement of operations as a percentage of net sales. The nine months ended December 31, 1999 represent the operations of Royster-Clark subsequent to the acquisition of its stock by Royster-Clark Group, Inc. (Royster-Clark Group) and includes post acquisition operations of AgriBusiness. Both transactions had effective dates of April 1, 1999. The years ended December 31, 1998 and 1997 represent the operations of Royster-Clark prior to the acquisition by Royster-Clark Group.

                                                                                       Successor            Predecessor
                                                                                   ----------------- --------------------------
                                                                                   Nine Months Ended Years Ended December 31,
                                                                                     December 31,    --------------------------
                                                                                         1999            1998          1997
                                                                                   ----------------- ------------  ------------
   Net sales......................................................................       100.0%            100.00%       100.00%
   Cost of sales..................................................................        79.8               84.9          84.6
                                                                                         -----       ------------  ------------
   Gross profit...................................................................        20.2               15.1          15.4
   Selling, general and administrative expenses...................................        15.4               11.2          10.2
                                                                                         -----       ------------  ------------
   Operating income...............................................................         4.8                3.9           5.2
   Interest expense...............................................................         3.2                2.5           2.1
                                                                                         -----       ------------  ------------
   Income before income taxes.....................................................         1.6                1.4           3.1
   Income tax expense.............................................................         0.7                0.6           1.2
                                                                                         -----       ------------  ------------
   Net income.....................................................................         0.9                0.8           1.9
                                                                                         =====       ============  ============

 Nine Months Ended December 31, 1999 Compared to Year Ended December 31, 1998

  Net sales. Royster-Clark's net sales were $715.2 million for 1999 compared to $218.7 million for 1998, an increase of $496.5 million, or 227.0%. Net sales increased due to the contribution from the operations of AgriBusiness, which was acquired effective April 1, 1999, and Lebanon, which was acquired in December 1998. Partially offsetting this increase was lower sales of nitrogen products due to price deflation of approximately 16% versus 1998, resulting from production over capacity in the industry and low grain commodity prices. Sales of granulated mixed goods also declined due to reduced tobacco acreage resulting from tobacco quota cutbacks announced by the government and low commodity prices as farmers attempted to save on their production costs by switching to lower price blended mixed goods.

  Gross profit. Gross profit was $144.2 million for 1999 compared to $33.0 million for 1998, an increase of $111.2 million, or 337.0%, primarily due to higher sales attributable to the acquired businesses described above and higher gross margins from certain product groups discussed below. Gross margins were 20.2% for 1999 compared to 15.1% for 1998. Higher gross margin predominantly resulted from the change in overall product sales mix related to the AgriBusiness purchase. Sales of product from AgriBusiness locations have a higher proportion of fertilizer, carrying higher gross margin percentages, versus lower margin percentages for seed and crop protection products. Higher gross margin rates also resulted from the firming of prices of certain fertilizer materials.

  Selling, general and administrative expenses. Selling, general and administrative expenses were $109.9 million for 1999 compared to $24.5 million for 1998, an increase of $85.4 million, or 348.6%, primarily due to the acquisitions described above. Higher selling, general and administrative expenses as a percent of net sales resulted from higher labor and equipment costs of spreading and application equipment used in the Midwest to generate service income.

  Operating income. Operating income was $34.3 million for 1999 compared to $8.5 million for 1998, an increase of $25.8 million, or 303.5%, as the result of higher gross profit partially offset by higher operating expenses. Operating margins were 4.8% for 1999 compared to 3.9% for 1998.

  Interest expense. Interest expense was $23.2 million for 1999 compared to $5.5 million for 1998, an increase of $17.7 million, or 321.8%, primarily due to interest on borrowings against our Senior Secured Credit Facility and interest associated with the issuance of $200 million of First Mortgage Notes in conjunction with the acquisition of Agribusiness.

  Income tax expense. Income tax expense was $4.6 million for 1999 compared to $1.2 million for 1998, an increase of $3.4 million attributable to the increase in income before taxes in 1999. The effective tax rate in 1999 was 40.8% compared to 40.0% in 1998 due to nondeductible goodwill generated in conjunction with the acquisition of Royster-Clark by Royster-Clark Group.

  Net income. Net income was $6.6 million for 1999 compared to $1.8 million for 1998, an increase of $4.8 million or 266.7%, due to the fluctuations noted above.

 Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  Net sales. Royster-Clark's net sales were $218.7 million for 1998 compared to $227.6 million for 1997, a decrease of $8.9 million, or 3.9%. Fertilizer sales declined $9.0 million, or 7.6%, primarily because of decreased sales of nitrogen solutions driven by lower prices. Fertilizer volumes increased due to the full-year contribution from the operations of Weaver Fertilizer by approximately $6.0 million, which was acquired in September 1997, offset by wet field conditions in most of Royster-Clark's markets during the spring planting season in 1998. Sales of crop protection products decreased $3.1 million as the result of lower prices, while seed sales increased $2.0 million.

  Gross profit. Gross profit was $33.0 million for 1998 compared to $35.0 million for 1997, a decline of $2.0 million, or 5.7%, due primarily to lower sales. Gross margins were 15.1% for 1998 compared to 15.4% for 1997.

  Selling, general and administrative expenses. Selling, general and administrative expenses were $24.5 million for 1998 compared to $23.2 million for 1997, an increase of $1.3 million, or 5.6%, primarily due to the addition of the Weaver granulation plant which added $1.6 million in additional expenses in 1998 compared to 1997.

  Operating income. Operating income was $8.5 million for 1998 compared to $11.8 million for 1997, a decline of $3.3 million, or 28.0%, as the result of lower gross profit and higher operating expenses. Operating margins were 3.9% for 1998 compared to 5.2% for 1997.

  Interest expense. Interest expense was $5.5 million for 1998 compared to $4.7 million for 1997, an increase of $0.8 million, or 17.0%, primarily due to increased bank revolver balances as the result of slower inventory turns and collections from poor market conditions in 1998.

  Income tax expense. Income tax expense was $1.2 million for 1998 compared to $2.8 million for 1997, a decline of $1.6 million attributable to the decline in income before taxes in 1998. The effective tax rate in 1998 was 40.0% compared to 39.1% in 1997.

  Net income. Net income was $1.8 million for 1998 compared to $4.3 million for 1997, a decline of $2.5 million, or 58.1%.

Environmental Matters

  At December 31, 1999, we had accruals of $2,917 for future costs associated with remediation of certain environmental matters. Accruals of $335 were recorded in conjunction with the 1998 acquisition of Lebanon, by Royster-Clark in 1998 and $2,582 relates to accruals recorded in conjunction with the AgriBusiness acquisition. Costs charged against these accruals for the nine months ended December 31, 1999 were not significant.

  Environmental remediation projects related to the cleanup of regulated substances are in the progress at approximately forty sites. The cleanup efforts primarily involve remediation of excess nitrates, phosphorous and pesticides in soils and/or groundwater at these sites, or costs to be incurred in the cleanup and monitoring of old underground storage tanks. Certain of these remediation efforts are of a long-term nature.

Merger-Related Accruals

  In connection with the acquisitions, Royster-Clark recorded accruals of $9,461 for future costs to be incurred related to the closure of certain facilities, severance and termination benefits, and relocation costs of employees. These costs represent management's estimates of the ultimate obligations associated with executing its plans for the combined entity. In accordance with management's plans, the closed locations and the individuals to be terminated were specifically identified.

  The following table shows the merger-related accruals and the remaining liability as of December 31, 1999:

                                       Costs incurred
                         Balance as of    through                  Balance as of
                           April 1,     December 31,  Revisions to December 31,
                             1999           1999       estimates       1999
                         ------------- -------------- ------------ -------------
Costs to exit certain
 facilities.............    $1,197        $  (491)       $  177       $  883
Severance and
 termination related
 accruals...............     7,167         (4,427)        1,391        4,131
Relocation costs........     1,097           (840)         (157)         100
                            ------        -------        ------       ------
  Total merger-related
   costs................    $9,461        $(5,758)       $1,411       $5,114
                            ======        =======        ======       ======

  The costs to exit certain facilities represent the costs to close an office building which was redundant with an existing facility and eleven retail locations that were evaluated to be unprofitable due to their proximity to existing Royster-Clark locations. All facilities identified were closed as of September 30, 1999. A change in estimate during the year resulted from additional costs associated with the closing of the specified facilities partially offset by the decision to continue to operate a production plant scheduled to be closed and disposed of as a terminal and storage facility.

  After the initial estimate of merger-related accruals, 102 more employees were identified for termination because their positions were redundant with existing personnel. The change in estimate represents the additional severance accrued for those employees. The additional positions to be eliminated include positions in sales, administration and production. As of December 31, 1999, a total of 188 employees were included in the severance and termination plan, of which 185 had been terminated. The remaining employees will be terminated by June 2000. The severance paid to date represents partial payments to the 185 individuals terminated to date. Severance obligations are being paid out over periods ranging from 1 to 36 months. Management does not expect the termination of employees or closure of facilities to have a material impact on other areas of operations.

  The relocation costs paid represent payments to 22 individuals in the third and fourth quarters for expenses incurred while relocating. These expenses included moving, house hunting and travel related costs. The remaining relocation costs are expected to be paid out over the next year.

Liquidity and Capital Resources

  Our primary capital requirements are for working capital, debt service, capital expenditures and possible acquisitions. For day-to-day liquidity requirements, we operate with a $275.0 million senior secured credit facility with a consortium of banks. At December 31, 1999, the collateral in hand under this facility supported a borrowing availability of $124.2 million, from which we had drawn $92.5 million. This facility includes up to $10.0 million for letters of credit. This facility contains financial and operational covenants and other restrictions with which we must comply, including a requirement to maintain financial ratios and limitations on our ability to incur additional indebtedness. As of December 31, 1999, we were not in compliance with the interest coverage and leverage ratio covenants as set forth agreement governing the senior secured credit facility. In February 2000, the consortium of lenders agreed to waive the covenant violations as of December 31, 1999 and amend the covenants for the quarterly measurement dates in 2000 and thereafter. We believe that cash generated from operations and borrowings available under the senior secured credit facility will be sufficient to meet our capital needs in the foreseeable future.

  Capital expenditures were $17.0 million for the nine months ended December 31, 1999 compared with $2.1 million for the year ended December 31, 1998. These capital expenditures were primarily for facilities improvements and environmental improvement projects. We estimate that total capital expenditures for 2000 will amount to approximately $19.6 million.

  Net cash provided by operating activities for the nine months ended December 31, 1999 was $94.4 million. The most significant component of cash flows provided by operating activities was movement in operating assets and liabilities due to the seasonality of our business. Net cash used in investing activities amounted to $275.7 million, the majority of which is due to the acquisition of AgriBusiness. Net cash provided by financing activities totaled $186.0 million. Proceeds were received in the amount of $23.1 million from a capital contribution by Royster-Clark Group, $200.0 million from the issuance of the First Mortgage Notes and net borrowings of $93 million from the senior secured credit facility. These additions were offset by a decrease in customer deposits, refinancing of long-term debt and the payment of deferred financing costs of $46.5 million, $67.8 million and $15.7 million respectively.

  Net working capital, excluding bank revolver and current debt maturities at December 31, 1999 totaled $166.5 million versus $32.9 million at December 31, 1998, an increase of $133.6 million, or 406.1%. This increase resulted primarily due to the acquisition of AgriBusiness. Increase in working capital components resulted from increases in receivables and inventories of $88.3 million and $103.5 million, respectively, partially offset by increases in accounts payable of $23.6 million, customer deposits of $25.5 million and accrued expenses of $21.1 million. The increase in customer deposits relates primarily to the addition of AgriBusiness, however, higher customer deposits have been received due to the strengthening of nitrogen product prices. The increase in accrued expenses relates primarily to accrued interest payable on the First Mortgage Notes due semi-annually, accrued vacation accruals and medical reserves recorded related to the purchase of Agribusiness, transaction and restructuring costs.

Seasonality

  Our business is highly seasonal. Approximately 73% of the Company's sales are made between March and July. As a result, our needs for working capital financing vary widely throughout the year peaking with our sales in the second quarter. Our inventories increase during the period from December through March as we prepare for the spring planting season.

Market Risks Relating to Operations

  Our market risks relating to our operations result primarily from changes in interest rates. The interest rates that we pay for borrowings under our credit facility are based on the LIBOR rate of interest charged by our lender. Our First Mortgage Notes bear interest at a fixed rate of 10.25%. This rate was established upon the issuance of the notes in April 1999 and as a result, we believe it approximates a market rate. Our customer deposits also bear interest at a fixed rate, which is established on an annual basis at the beginning of each farming season based on prevailing market rates for similar programs in each of the regions in which we operate. The Company also engages in certain commodity hedging activities with respect to its natural gas, grain and seed purchases. Given the current economic climate, we believe that the rates in force approximate market rates. We do not hold or issue derivative financial instruments for trading purposes.

  The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133, an Amendment of SFAS No. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Management is currently in the process of assessing the effect, if any, on the Company's financial condition and results of operations of the adoption of SFAS No. 133.

Description of Other Indebtedness

  See footnotes 9 and 10 of the consolidated financial statements for descriptions of the senior secured credit facility and First Mortgage Notes, respectively.

Year 2000 Compliance

  Royster-Clark did not experience any disruption to its operations resulting form the transition to year 2000. Royster-Clark completed its year 2000 readiness program ("Y2K Plan") in December 1999. Systems will continue to be monitored throughout the upcoming year. The total cost of the Y2K Plan, including internal labor as well as incremental costs such as consulting and contract costs, was approximately $150. All expenditures by the Company relating to the Y2K Plan were funded by cash flows from operations and borrowings under the Company's senior secured credit facility and did not materially impact other operating or investment plans. No material information technology projects were deferred as a result of the implementation of the Y2K Plan.

Impact of Deflation

  As set forth above, our nitrogen fertilizer business has been adversely affected by price deflation in nitrogen products. In addition, net sales in our remaining business have also been adversely affected by declining prices in the past year as well. While price deflation has impacted dollar sales and dollar margin, gross margin percentages for other products have not experienced significant changes.

Forward-Looking Statements

  All statements regarding our and our subsidiaries' expected financial position, business and financing plans are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that the expectations will prove to have been correct. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things, those relating to:

  .  conditions in and policies affecting the agriculture industry;

  .  weather;

  .  our high degree of leverage;

  .  our anticipated growth strategies, including future acquisitions;

  . anticipated trends and conditions in our business, including changing prices and other trends in the market;

  .  our ability to integrate acquired entities and achieve synergies;

  .  our ability to continue to control costs and maintain quality; and

  .  our ability to compete.

  Readers are cautioned that other factors discussed in this report, although not enumerated here, also could materially impact Royster-Clark's future earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----
Independent Auditors' Report...............................................   9

Consolidated Balance Sheets................................................  10

Consolidated Statements of Income..........................................  11

Consolidated Statements of Stockholders' Equity............................  12

Consolidated Statements of Cash Flows......................................  13

Notes to Consolidated Financial Statements.................................  14

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Royster-Clark, Inc.:

  We have audited the accompanying consolidated balance sheets of Royster-Clark, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the nine months ended December 31, 1999 and each of the years in the two-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Royster-Clark, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the nine months ended December 31, 1999 and for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ KMPG LLP
April 12, 2000
Norfolk, Virginia

                      ROYSTER-CLARK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998
           (Dollars in thousands, except share and per share amounts)

                                                                                                           Successor Predecessor
                                                                                                           --------- -----------
                                                                                                             1999       1998
                                                                                                           --------- -----------
                                             ASSETS (note 9)
Current assets:
  Cash...................................................................................................  $  4,670   $     42
  Trade accounts receivable, net of allowance for doubtful accounts of $7,032 and $1,800 at December 31,
   1999 and 1998, respectively (note 14).................................................................   114,466     26,130
  Inventories (note 5)...................................................................................   158,667     55,205
  Prepaid expenses.......................................................................................     1,148      2,720
  Refundable income taxes................................................................................     4,402        307
  Deferred income taxes (note 8).........................................................................     5,112        269
                                                                                                           --------   --------
    Total current assets.................................................................................   288,465     84,673
Property, plant and equipment, net (notes 6 and 10)......................................................   187,894     29,106
Goodwill, net of accumulated amortization of $880 and $1,132 at December 31, 1999 and 1998, respectively
 (note 4)................................................................................................    14,584      5,831
Deferred income taxes (note 8)...........................................................................    11,868        --
Deferred financing costs, net of accumulated amortization of $1,161......................................    14,516        --
Other assets, net........................................................................................     4,180        787
                                                                                                           --------   --------
                                                                                                           $521,507   $120,397
                                                                                                           ========   ========
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................................................................  $ 47,693   $ 24,140
  Customer deposits (note 7).............................................................................    49,880     24,362
  Accrued expenses (note 4)..............................................................................    24,353      3,263
  Current installments of long-term debt (note 11).......................................................     2,705      2,182
                                                                                                           --------   --------
    Total current liabilities............................................................................   124,631     53,947
Senior secured credit facility (note 9)..................................................................    92,545        --
10 1/4% First Mortgage Notes due 2009 (note 10)..........................................................   200,000        --
Long-term debt, excluding current installments (notes 11)................................................     4,835     33,817
Deferred income taxes (note 8)...........................................................................       --       3,323
Other long-term liabilities (note 15)....................................................................     4,274        293
                                                                                                           --------   --------
    Total liabilities....................................................................................   426,285     91,380
                                                                                                           --------   --------
Cumulative redeemable preferred stock, Series B, $.01 par value, $1,000 liquidation value; 500,000 shares
 authorized, 12,000 shares issued and outstanding (note 4)...............................................       --      12,000
Common stock subject to ESOP put option..................................................................       --       1,864
Stockholders' equity (note 4):
  Common stock, $.01 par value; authorized 1,000,000 shares;
   120,497 shares issued and 116,975 outstanding at December 31, 1998....................................       --           1
  Common stock, no par value; authorized 350,000 shares;
   1 share issued and outstanding at December 31, 1999...................................................       --         --
  Additional paid-in capital.............................................................................    88,599     10,220
  Retained earnings......................................................................................     6,623      7,364
  Common stock subject to put option, 10,078 shares at $185 per share in 1998............................       --      (1,864)
                                                                                                           --------   --------
                                                                                                             95,222     15,721
  Less treasury stock, 3,522 common shares at December 31, 1998, at cost.................................       --        (568)
                                                                                                           --------   --------
    Total stockholders' equity...........................................................................    95,222     15,153
Commitments, contingencies and subsequent event (notes 4, 11, 12, 15, 16 and 19).........................
                                                                                                           --------   --------
                                                                                                           $521,507   $120,397
                                                                                                           ========   ========

          See accompanying notes to consolidated financial statements.

                      ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

 Nine Months Ended December 31, 1999 and Years Ended December 31, 1998 and 1997
                             (Dollars in thousands)

                                                                                       Successor            Predecessor
                                                                                   ----------------- -------------------------
                                                                                   Nine Months Ended Years Ended December 31,
                                                                                     December 31,    -------------------------
                                                                                         1999            1998         1997
                                                                                   ----------------- ------------ ------------
                                                                                       (note 1)
Net sales.........................................................................     $715,160      $    218,672 $    227,613
Cost of sales (notes 14 and 16)...................................................      570,939           185,646      192,617
                                                                                       --------      ------------ ------------
  Gross profit....................................................................      144,221            33,026       34,996
Selling, general and administrative expenses......................................      109,889            24,482       23,215
                                                                                       --------      ------------ ------------
  Operating income................................................................       34,332             8,544       11,781
Interest expense..................................................................       23,150             5,489        4,672
                                                                                       --------      ------------ ------------
  Income before income taxes......................................................       11,182             3,055        7,109
Income tax expense (note 8).......................................................        4,559             1,223        2,778
                                                                                       --------      ------------ ------------
  Net income......................................................................     $  6,623      $      1,832 $      4,331
                                                                                       ========      ============ ============


          See accompanying notes to consolidated financial statements.

                      ROYSTER-CLARK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

 Nine Months Ended December 31, 1999 and Years Ended December 31, 1998 and 1997
           (Dollars in thousands, except share and per share amounts)

                            Successor    Predecessor
                          Common Stock   Common Stock
                          ------------- --------------
                                                                             Common     Treasury
                             Issued         Issued     Additional            Stock        Stock           Total
                          ------------- --------------  paid-in   Retained subject to --------------  stockholders'
                          Shares Amount Shares  Amount  capital   earnings put option Shares  Amount     equity
                          ------ ------ ------- ------ ---------- -------- ---------- ------  ------  -------------
Predecessor:
Balance at December 31,
 1996...................                117,293 $   1     9,804     3,601    (1,715)  (1,353) $(186)     11,505
Dividends declared--
 Series B preferred
 stock, $100 per share
 from January 1, 1997 to
 December 31, 1997......                    --    --        --     (1,200)      --       --     --       (1,200)
Exercise of stock
 options................                  3,194   --        414       --        --       --     --          414
Change in common stock
 subject to put option..                    --    --        --        --       (146)     --     --         (146)
Treasury stock--Purchase
 of terminated employee
 shares in the Employee
 Stock Ownership Plan...                    --    --        --        --        --      (967)  (159)       (159)
Net income for year
 ended December 31,
 1997...................                    --    --        --      4,331       --       --     --        4,331
                                        ------- -----    ------    ------    ------   ------  -----      ------
Balance at December 31,
 1997...................                120,487     1    10,218     6,732    (1,861)  (2,320)  (345)     14,745
Dividends declared--
 Series B preferred
 stock, $100 per share
 from January 1, 1998 to
 December 31, 1998......                    --    --        --     (1,200)      --       --     --       (1,200)
Exercise of stock
 options ...............                     10   --          2       --        --       --     --            2
Change in common stock
 subject to put option..                    --    --        --        --         (3)     --     --           (3)
Treasury stock--Purchase
 of terminated employee
 shares in the Employee
 Stock Ownership Plan...                    --    --        --        --        --    (1,202)  (223)       (223)
Net income for year
 ended December 31,
 1998...................                    --    --        --      1,832       --       --     --        1,832
                                        ------- -----    ------    ------    ------   ------  -----      ------
Balance at December 31,
 1998...................                120,497 $   1    10,220     7,364    (1,864)  (3,522) $(568)     15,153
                                        ======= =====    ======    ======    ======   ======  =====      ======
-------------------------------------------------------------------------------------------------------------------
Successor:
Cash capital contributed
 by Royster-Clark
 Group..................     1    --        --    --     59,043       --        --       --     --       59,043
Capital contribution of
 Royster-Clark Group
 securities issued to
 predecessor
 stockholders in the
 acquisitions of the
 Company by Royster-
 Clark Group............   --     --        --    --     19,556       --        --       --     --       19,556
Capital contribution of
 junior subordinated
 notes from Royster-
 Clark Group used as
 consideration in the
 Agribusiness
 transaction............   --     --        --    --     10,000       --        --       --     --       10,000
Net income for the nine
 months ended December
 31, 1999...............   --     --        --    --        --      6,623       --       --     --        6,623
                           ---    ---   ------- -----    ------    ------    ------   ------  -----      ------
Balance at December 31,
 1999...................     1    --        --  $ --     88,599     6,623       --       --   $ --       95,222
                           ===    ===   ======= =====    ======    ======    ======   ======  =====      ======

          See accompanying notes to consolidated financial statements.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          December 31, 1999 and 1998
                            (Dollars in thousands)

                                                                                               Successor      Predecessor
                                                                                              ------------ ------------------
                                                                                              Nine Months     Years Ended
                                                                                                 Ended       December 31,
                                                                                              December 31, ------------------
                                                                                                  1999       1998      1997
                                                                                              ------------ --------  --------
                                                                                                (note 1)
Cash flows from operating activities:
 Net income..................................................................................  $   6,623   $  1,832  $  4,331
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
 Provision for doubtful accounts.............................................................      1,649        451       688
 Depreciation and amortization...............................................................     15,819      2,678     2,305
 Loss (gain) on sale of fixed assets.........................................................        326        (25)     (132)
 Deferred income tax expense (benefit).......................................................      4,559        370      (531)
 Changes in operating assets and liabilities increasing (decreasing) cash:
  Trade accounts receivable..................................................................      3,060      3,289    (2,633)
  Inventories................................................................................    142,948     (3,401)   (7,770)
  Prepaid expenses...........................................................................      3,294        (33)       (1)
  Income taxes receivable....................................................................     (4,402)      (307)      --
  Other assets...............................................................................     (2,250)        49      (567)
  Accounts payable...........................................................................    (74,257)     8,860    (1,500)
  Accrued expenses...........................................................................     (3,657)        76      (286)
  Income taxes payable.......................................................................        --        (384)     (743)
  Other long-term liabilities................................................................        666       (298)      258
                                                                                               ---------   --------  --------
   Total adjustments.........................................................................  $  87,755   $ 11,325  $(10,912)
                                                                                               ---------   --------  --------
   Net cash provided by (used in) operating activities.......................................  $  94,378   $ 13,157  $ (6,581)
                                                                                               ---------   --------  --------
Cash flows from investing activities:
 Proceeds from sale of property, plant and equipment.........................................  $     970   $    130  $    773
 Purchases of property, plant and equipment..................................................    (17,040)    (2,145)   (2,029)
 Acquisitions, net of cash acquired of $40...................................................   (259,676)   (24,517)     (810)
                                                                                               ---------   --------  --------
   Net cash used in investing activities.....................................................  $(275,746)  $(26,532) $ (2,066)
                                                                                               ---------   --------  --------
Cash flows from financing activities:
 Net borrowings on senior secured credit facility............................................  $  92,963   $  1,357  $ 10,567
 Proceeds from issuance of First Mortgage Notes..............................................    200,000
 Capital contribution by RCG.................................................................     23,088
 Long-term debt refinanced...................................................................    (67,750)
 Principal payments on long-term debt........................................................       (154)    (2,042)   (2,187)
 Proceeds from long-term debt................................................................        --      11,625       --
 Net increase (decrease) in customer deposits................................................    (46,474)     4,055     1,235
 Payment of deferred financing costs.........................................................    (15,677)      (291)      --
 Dividend payments...........................................................................        --      (1,095)   (1,223)
 Stock options exercised.....................................................................        --           2       414
 Payments to acquire treasury stock..........................................................        --        (223)     (159)
                                                                                               ---------   --------  --------
   Net cash provided by financing activities.................................................  $ 185,996   $ 13,388  $  8,647
                                                                                               ---------   --------  --------
Net increase in cash.........................................................................      4,628         13       --
Cash at beginning of year/period.............................................................         42         29        29
                                                                                               ---------   --------  --------
Cash at end of year/period...................................................................  $   4,670   $     42  $     29
                                                                                               =========   ========  ========
Supplemental disclosure of cash flow information:
 Cash paid during the year/period for interest...............................................  $  17,762   $  5,546  $  4,625
                                                                                               =========   ========  ========
 Cash paid during the year/period for income taxes...........................................  $   4,491   $  1,544  $  4,035
                                                                                               =========   ========  ========

Supplemental disclosure of noncash investing and financing activities:

 As discussed in note 4 to the consolidated financial statements, in 1999 the Company completed an acquisition of the business unit of IMC Global known as IMC AgriBusiness, Inc. In conjunction with this transaction, the Company assumed liabilities of $183,537 and $10,000 of the purchase price was financed by an equity contribution from Royster Clark Group. Also in conjunction with the acquistion of Royster-Clark, Inc by Royster Clark Group, $152,903 of liabilities were assumed.

 As discussed in note 4 to the consolidated financial statements, in 1998 the Company completed an acquisition of the division of Lebanon Chemical Corporation known as Lebanon Agricorp. In conjunction with this transaction, the Company assumed accrued liabilities of $677.

 In 1997 the Company purchased certain assets of Weaver Fertilizer Company (Weaver). Part of the purchase price was settled with a note payable to Weaver of $1,890.

         See accompanying notes to consolidated financial statements.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1999, 1998 and 1997
          (Dollars in thousands, except share and per share amounts)

(1) Description of Business and Basis of Presentation

  Royster-Clark, Inc. (herein referred to as Royster-Clark, Inc. or the Company) is a retail and wholesale distributor of mixed fertilizer, fertilizer materials, seed, crop protection products and agronomic services to farmers, primarily in the East, South and Midwest. The Company's operations consist of retail farmer centers, granulation, blending and seed processing plants, and an integrated network of storage and distribution terminals and warehouses. In addition, the Company operates two nitrogen manufacturing plants that supply the retail and wholesale distribution businesses with nitrogen fertilizer products.

  As discussed further in notes 3 and 4, effective April 1, 1999, Royster-Clark Group, Inc. (herein referred to as RCG) a newly formed holding company capitalized with approximately $59,000 in cash, acquired all of the then outstanding stock of Royster-Clark, Inc. As a result, the accompanying audited consolidated financial statements of Royster-Clark, Inc. and subsidiaries as of and for the nine months ended December 31, 1999 reflect the acquisition by RCG as of April 1, 1999.

  These financial statements also reflect the Company's acquisitions of IMC AgriBusiness, Inc. and subsidiaries (now a wholly owned subsidiary known as Royster-Clark AgriBusiness, Inc.), Hutson's AG Service, Inc. (a wholly owned subsidiary until September 29, 1999, known as Royster-Clark Hutson, Inc. that was merged into Royster-Clark AgriBusiness, Inc. on September 29, 1999) and IMC Nitrogen Company (now a wholly owned subsidiary known as Royster-Clark Nitrogen, Inc.) (These three entities are collectively referred to as AgriBusiness) from IMC Global, Inc. which was consummated on April 22, 1999 with an effective date of April 1, 1999.

  The accompanying audited consolidated financial statements for the years ended December 31, 1998 and 1997 represent the results of operations and cash flows of the predecessor company prior to acquisition by RCG, and are not presented on a basis comparable with the audited consolidated financial statements as of and for the nine months ended December 31, 1999.

(2) Summary of Significant Accounting Policies

 (a) Consolidation

  The consolidated financial statements include the accounts of Royster-Clark, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

 (b) Cash

  The Company transmits, on a daily basis, substantially all available cash to pay balances related to the Senior Secured Credit Facility (note 9). Cash on the balance sheets represents funds which are deposited in the Company's accounts but are not available to transmit to the administrator of the Senior Secured Credit Facility.

 (c) Concentration of Credit Risk

  The Company sells its products and services to farmers and retail dealers primarily in the midwestern and southeastern United States. Approximately 73% of the Company's sales are made between March and July. No single customer or group of affiliated customers accounted for more than 10% of the Company's net sales.

  In addition to the concentration of sales between March and July, the Company is impacted by a number of other factors, including weather conditions and prevailing prices for fertilizer and other crop production inputs.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 1999, 1998 and 1997
          (Dollars in thousands, except share and per share amounts)


  Weather conditions can significantly impact the results of operations. Adverse weather conditions during the planting season may force farmers to either delay or abandon their planting, which may lead to lower use of fertilizer, seed and crop protection products.

 (d) Trade Accounts Receivable

  Trade accounts receivables include vendor rebates on chemical and seed products under programs with suppliers. Vendor rebates are accrued when earned, which is typically at the time of sale of the related product.

 (e) Inventories

  Inventories are stated at the lower of cost or market, with cost being determined by the weighted-average cost method, in which a first-in, first-out flow is assumed. Costs directly associated with warehousing and distribution are capitalized into crop protection and seed inventories. Total warehousing and distribution costs capitalized into inventories amounted to $1,242 and $680 at December 31, 1999 and 1998, respectively.

 (f) Derivatives

  The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statements establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133, an Amendment of SFAS No. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Management is in the process of determining the impact, if any, that the adoption of SFAS No. 133 will have on the results of operations or the financial position of the Company.

 (g) Property, Plant and Equipment

  Property, plant and equipment are stated at cost. All assets are depreciated using the straight-line method using the following estimated useful lives:

                                                    Years of life Years of life
                                                       if new        if used
                                                    ------------- -------------
     Buildings and land improvements...............     7-20          7-20
     Machinery and equipment.......................      10           7-10
     Furniture, fixtures and office equipment......     3-10           3-5

 (h) Goodwill

  Goodwill represents the excess purchase price over the estimated fair value at the date of acquisition of the net assets acquired and is being amortized using the straight-line method over a period of 15 years.

 (i) Deferred Financing Costs

  Deferred financing costs are related to the acquisitions discussed in notes 3 and 4. These costs are being amortized over the term of the debt facility.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 1999, 1998 and 1997
          (Dollars in thousands, except share and per share amounts)


 (j) Other Assets

  Other assets are primarily comprised of capitalized software costs and non-compete agreements. The capitalized software costs are being amortized on a straight-line basis over 5 years, and the non-compete agreements are being amortized on a straight-line basis over their estimated useful lives, which range from 1 to 5 years.

 (k) Income Taxes

  The Company uses the asset and liability method of accounting for income taxes. Deferred income tax assets and liabilities are recognized for the estimated future tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 (l) Stock-Based Employee Compensation

  SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and provide the pro forma disclosure provisions of SFAS
123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

 (m) Impairment of Long-Lived Assets

  The Company reviews long-lived assets and certain identifiable intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market or discounted cash flow value is required. Assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

 (n) Accrued Environmental Costs

  The Company's activities include the manufacture, blending and sale of crop nutrient and crop protection products. These operations are subject to extensive federal, state and local environmental regulations, including laws related to air and water quality, management of hazardous and solid wastes and management and handling of raw materials and crop protection products. Expenditures that relate to an existing condition caused by past operations of the Company or prior owners, and which do not contribute to current or future revenue generation, are charged to operations.

 (o) Use of Estimates

  Management of the Company has made a number of estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reported period and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 1999, 1998 and 1997
          (Dollars in thousands, except share and per share amounts)


 (p) Reclassifications

  Certain reclassifications have been made to the financial statements for the years ended December 31, 1998 and 1997 in order to conform to the financial statement presentation as of and for the nine months ended December 31, 1999.

(3) Capitalization of RCG

  RCG was formed for the purpose of acquiring all of the outstanding stock of Royster-Clark, Inc. and to enable the Company to purchase AgriBusiness. RCG is a holding company with no operations independent of those of Royster-Clark, Inc. Although Royster-Clark, Inc. is not legally liable for the obligations of RCG, the ability of RCG to meet its obligations is dependent on Royster-Clark, Inc.'s ability to pay dividends to RCG in an amount sufficient to service these obligations, including dividend payments on RCG's preferred stock, and principal and interest payments on RCG's junior subordinated notes. The following paragraphs summarize the terms of RCG's outstanding securities.

  RCG has issued $20,000 of junior subordinated notes, $10,000 of which were issued to IMC Global, Inc. (herein referred to as IMC Global) in conjunction with the acquisition of AgriBusiness. The notes bear interest at an annual rate of 12%. Through maturity, RCG may elect to pay interest due in the form of additional junior subordinated notes. The notes, including additional notes issued in lieu of interest, are due April 2010. Of these notes, $10,000, which represents the notes issued to IMC Global, are exchangeable after three years for unregistered notes with rights similar to those of the Royster-Clark, Inc. 10 1/4% First Mortgage Notes due 2009 (herein referred to as the First Mortgage Notes), subject to compliance with the terms of the debt obligations of Royster-Clark, Inc. The terms of the indenture and the other debt obligations currently prohibit such exchange and are expected to prohibit this exchange for the foreseeable future.

  RCG has also issued 60,714 shares of 12% Series A Senior Cumulative Compounding Preferred Stock (herein referred to as the Senior Preferred Stock), 13,264 of which were issued to former stockholders of Royster-Clark, Inc. in conjunction with the acquisition of Royster-Clark, Inc., with a $0.01 per share par value and a liquidation value of $1,000 per share. Dividends are payable annually at the rate of $120 per share per annum when, as and if declared by the Board of Directors. Additional dividends accrue on unpaid dividends. In the event that RCG shall be liquidated, dissolved or wound up, whether voluntarily or involuntarily, after all creditors of RCG shall have been paid in full, the holders of the Senior Preferred Stock shall be entitled to receive an amount equal to $1,000 in cash per share plus an amount equal to full cumulative dividends accrued and unpaid before any proceeds are paid to the holders of the Series B Junior Preferred Stock (herein referred to as the Junior Preferred Stock) or the RCG common stock.

  RCG has issued 7,487 shares of Junior Preferred Stock, all of which were issued to former stockholders of Royster-Clark, Inc. in conjunction with the acquisition of Royster-Clark, Inc., with a $0.01 per share par value and a liquidation value of $1,000 per share. The holders of the Junior Preferred Stock shall not be entitled to receive any dividends until 2004. Thereafter, the holders of the Junior Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors, cash dividends at the rate of $120 per share. Dividends, when entitled, shall be cumulative. In the event that RCG shall be liquidated, dissolved or wound up, whether voluntarily or involuntarily, after all creditors of RCG have been paid in full and the holders of any Senior Preferred Stock have been paid, the holders of the Junior Preferred Stock shall be entitled to receive an amount equal to $1,000 in cash per share plus an amount equal to cumulative dividends accrued and unpaid before any proceeds are paid to the holders of the RCG common stock.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 1999, 1998 and 1997
          (Dollars in thousands, except share and per share amounts)

  RCG has issued a total of 768,426 shares of Class A and 1,191,600 of Class B no par common stock, of which 368,426 of the Class A common stock was issued to former stockholders of Royster-Clark, Inc. in conjunction with the acquisition of Royster-Clark, Inc. The common stock was issued in two series, Class A and Class B, with 2,000,000 shares of each class authorized. The rights and privileges are identical between the two classes except with regards to voting rights. The holders of Class A common stock have the general right to vote for all purposes while the holders of Class B common stock have no voting rights.

(4) Acquisitions

  The following paragraphs describe the acquisition of Royster-Clark, Inc. by RCG and the acquisition of AgriBusiness by Royster-Clark, Inc., both transactions having an effective date of April 1, 1999 and other acquisitions effected during the year ended December 31, 1998. The acquisitions made in 1998 by Royster-Clark, Inc. are also described.

 (a) Acquisition of Royster-Clark Inc. by RCG

  RCG acquired all of the outstanding stock of Royster-Clark, Inc. for $55,511, including $1,433 in direct costs of the acquisition, consisting of $35,955 in cash; 13,264 shares of Senior Preferred Stock valued at $13,264; 7,487 shares of Junior Preferred Stock valued at $4,535, 368,426 shares of Common Stock valued at $368 and 7,284 options to purchase additional RCG securities valued at $1,389. Each option entitles the holder to purchase 5.5 shares of Common Stock, 2.0 shares of Senior Preferred Stock and 1.1 shares of Junior Preferred Stock. The acquisition was accounted for as a purchase. As a result, the assets and liabilities were adjusted to their fair values, with the excess purchase price over the fair value assigned to goodwill. Goodwill of $15,264 is being amortized over 15 years under the straight-line method.

  The following summarizes the allocation of the purchase price.

     Assets purchased:
       Cash........................................................... $     42
       Receivables, net...............................................   40,011
       Inventories....................................................   91,831
       Prepaid expenses...............................................    3,987
       Deferred income taxes..........................................      440
       Property and equipment.........................................   56,241
       Goodwill.......................................................   15,264
       Other assets...................................................      598
                                                                       --------
         Total assets purchased.......................................  208,414
                                                                       --------
     Liabilities assumed:
       Customer deposits..............................................   23,326
       Accounts payable...............................................   44,486
       Accrued expenses...............................................    5,379
       Long-term debt.................................................   67,926
       Deferred income taxes..........................................   11,492
       Other liabilities..............................................      294
                                                                       --------
         Total liabilities assumed....................................  152,903
                                                                       --------
         Purchase price paid.......................................... $ 55,511
                                                                       ========

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 1999, 1998 and 1997
          (Dollars in thousands, except share and per share amounts)

  Subsequent to the acquisition, RCG contributed $23,088 in cash to Royster-Clark, Inc. which, along with borrowings under the newly established senior secured credit facility described in note 9, was used to refinance $67,750 of the long-term debt assumed above.

  Holders of the shares of the Royster-Clark, Inc. cumulative redeemable preferred stock Series B $.01 par value converted their shares to Common Stock which were redeemed or exchanged for securities of RCG as a result of the transaction. Prior to the transaction, $300 of dividends were paid on the preferred stock.

 (b) Acquisition of AgriBusiness

  Royster-Clark, Inc. acquired AgriBusiness through the acquisition of all of the outstanding common stock of its component entities for $269,716 in cash, including $4,825 in direct costs of the acquisition. The acquisition was financed with proceeds from the senior secured credit facility (note 9), the issuance of $200,000 in First Mortgage Notes (note 10) and $10,000 contributed to the company by RCG in the form of RCG Junior Subordinated Notes issued to IMC Global.

  The acquisition has been accounted for as a purchase, and as a result, all of the assets and liabilities have been adjusted to their fair values. Because the fair values of the assets purchased and the liabilities assumed exceed the purchase price, the fair value of the property and equipment have been reduced. The following summarizes the preliminary allocation of the purchase price:

     Assets purchased:
       Cash........................................................... $     40
       Receivables, net...............................................   79,164
       Inventories....................................................  209,784
       Prepaid expenses...............................................      762
       Property and equipment.........................................  128,563
       Deferred taxes.................................................   32,591
       Other assets...................................................    2,349
                                                                       --------
         Total assets purchased.......................................  453,253
                                                                       --------
     Liabilities assumed:
       Accounts payable...............................................   77,464
       Customer deposits..............................................   73,028
       Accrued expenses...............................................   22,631
       Long-term debt.................................................    7,100
       Other liabilities..............................................    3,314
                                                                       --------
         Total liabilities assumed....................................  183,537
                                                                       --------
         Purchase price paid.......................................... $269,716
                                                                       ========

  Royster-Clark, Inc and IMC Global, Inc. are in negotiations over potential adjustments to the purchase price paid for AgriBusiness related to the amount of working capital acquired. Currently, management does not believe the ultimate resolution of the negotiations will result in a material adjustment to the purchase price paid.

 (c) Restructuring Liabilities

  In connection with the acquisitions, Royster-Clark, Inc. recorded accruals of $9,461 for future costs to be incurred related to the closure of certain facilities, severance and termination benefits and relocation costs of

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 1999, 1998 and 1997
          (Dollars in thousands, except share and per share amounts)

employees. These costs represent management's estimates of the ultimate obligations associated with executing its plans for the combined entity. In accordance with management's plans, the closed locations and the individuals to be terminated were specifically identified.

  The following table shows the merger-related accruals and the remaining liability as of December 31, 1999:

                                       Costs incurred
                         Balance as of    through                  Balance as of
                           April 1,     December 31,  Revisions to December 31,
                             1999           1999       estimates       1999
                         ------------- -------------- ------------ -------------
Costs to exit certain
 facilities.............    $1,197        $  (491)       $  177       $  883
Severance and
 termination related
 accruals...............     7,167         (4,427)        1,391        4,131
Relocation costs........     1,097           (840)         (157)         100
                            ------        -------        ------       ------
  Total merger-related
   costs................    $9,461        $(5,758)       $1,411       $5,114
                            ======        =======        ======       ======

  The costs to exit certain facilities represents the costs to close an office building which was redundant with an existing facility and eleven retail locations that were evaluated to be unprofitable to reopen due to their proximity to existing Royster-Clark, Inc. locations. All facilities identified were closed as of September 30, 1999. A change in estimate during the year resulted from additional costs associated with the closing of the specified facilities partially offset by the decision to continue to operate a production plant scheduled to be closed and disposed of as a terminal and storage facility.

  After the initial estimate of merger-related accruals, 102 more employees were identified for termination due to their positions being redundant with existing personnel. The change in estimate represents the additional severance accrued for those employees. The additional positions to be eliminated include positions in sales, administration and production. As of December 31, 1999, a total of 188 employees were included in the severance and termination plan, of which 185 had been terminated. The remaining employees will be terminated by June 2000. The severance paid to date represents partial payments to the 185 individuals terminated to date. Severance obligations are being paid out over periods ranging from 1 to 36 months. Management does not expect the termination of employees or closure of facilities to have a material impact on other areas of operations.

  The relocation costs paid represent payments to 22 individuals in the third and fourth quarters for expenses incurred while relocating. These expenses included moving, house hunting, and travel related costs. The remaining relocation costs are expected to be paid out over the next year.

 (d) 1998 Acquisitions

  Lebanon

  On December 14, 1998, the Company acquired substantially all of the property, plant and equipment, inventories and accounts receivable of the division of Lebanon Chemical Corporation known as Lebanon Agricorp (herein referred to as Lebanon), which owned and operated fertilizer retail and wholesale outlets as well as distribution and storage facilities primarily in Maryland, Virginia, Delaware and North Carolina. The acquisition was accounted for by the purchase method of accounting and the accompanying financial statements include the operating results of Lebanon from the date of acquisition. The acquisition cost for the purchase was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed, as well as certain intangible assets of $341 which are being amortized over their estimated useful lives, ranging from five to fifteen years. In conjunction with the acquisition, debt issuance costs of $141 were incurred.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 1999, 1998 and 1997
          (Dollars in thousands, except share and per share amounts)


  The acquisition can be summarized as follows:

     Assets purchased:
       Receivables, net............................................... $11,055
       Inventories....................................................   5,806
       Property and equipment.........................................   5,484
       Goodwill.......................................................     100
       Non-compete agreement..........................................     100
       Liabilities assumed............................................    (677)
                                                                       -------
       Purchase price paid............................................ $21,868
                                                                       =======

  Dixie Guano

  On July 16, 1998, the Company acquired certain assets from Dixie Guano, Inc. (herein referred to as Dixie), which owned and operated two retail outlets in southern Virginia. The acquisition price paid was $2,543. The acquisition was accounted for by the purchase method of accounting, and the accompanying financial statements include the operating results of Dixie from the date of acquisition. Assets purchased included accounts receivable, inventory, property, plant and equipment. In addition, a portion of the purchase price was allocated to intangible assets including a noncompete agreement. The noncompete agreement is being amortized over the period of the agreement.

  Harmony

  Effective January 1, 1998, the Company purchased certain assets of Harmony, Inc., a retail fertilizer outlet in North Carolina, for $106. The acquisition was accounted for by the purchase method of accounting, and the accompanying financial statements include the operating results from the date of acquisition. Assets purchased included inventory and equipment.

 (e) Pro Forma Results of Operations

  The following unaudited pro forma summary presents the consolidated income statement information as if the aforementioned transactions had been consummated on January 1, 1998, and do not purport to be indicative of what would have occurred had the acquisitions been made at that date or of the results which may occur in the future.

                                                      Years Ended December 31,
                                                      --------------------------
                                                         1999          1998
                                                      ------------ -------------
     Net sales....................................... $   896,247  $   1,019,827
                                                      ===========  =============
     Net income...................................... $    (4,620) $       7,941
                                                      ===========  =============

  The unaudited pro forma information reflects adjustments made to the historical statements of operations of Royster-Clark, Inc. and of IMC AgriBusiness for:

  i. The impact on depreciation and amortization of adjusting to the fair values of property, plant and equipment, goodwill and other intangibles, including amortization of the deferred financing costs incurred in the establishment of the senior secured credit facility and the issuance of the First Mortgage Notes;

  ii. The impact on the results of operations of IMC AgriBusiness related to the transfer of wholesale purchasers of fertilizer materials from IMC AgriBusiness to IMC Global, Inc. in the third quarter of 1998;

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 1999, 1998 and 1997
          (Dollars in thousands, except share and per share amounts)


  iii. The impact on interest expense to reflect the refinancing of Royster-Clark, Inc.'s existing long-term debt, and borrowings on the senior secured credit facility and issuance of the First Mortgage Notes in conjunction with the acquisition of AgriBusiness;

  iv. Pro forma adjustments to cost of sales and selling, general and administrative expenses representing the elimination of certain historical costs and expenses. These adjustments, summarized in the tables below, for the years ended December 31, 1999 and 1998, respectively, include elimination of payroll costs and benefits associated with the elimination of 89 positions identified as of April 1, 1999; and the elimination of incremental employee benefit and insurance costs as compared to the cost of coverage after integration into Royster-Clark, Inc.'s programs, including the elimination of the administrative allocation from IMC Global and the rollback to 1997 benefit levels as provided in the purchase agreement. The effect has been allocated between cost of sales and selling, general and administrative expenses. Management does not expect the closure of the production plant and termination of employees to have a material impact on any other aspect of the pro forma results of operations.

    Summary pro forma adjustments to cost of sales and selling, general and administrative expenses are as follows:

     December 31, 1999:

     Cost of sales:
     Elimination of incremental employee benefit and insurance costs... $  170
                                                                        ======
     Selling, general and administrative expenses:
     Elimination of costs associated with 89 eliminated positions......  1,200
     Elimination of incremental employee benefit and insurance costs...    339
                                                                        ------
     Total adjustments to other selling, general and administrative expenses......................................................... $1,539
                                                                        ======
     December 31, 1998:

     Cost of sales:
     Elimination of incremental employee benefit and insurance costs... $1,411
                                                                        ======
     Selling, general and administrative expenses:
     Elimination of costs associated with 89 eliminated positions......  6,516
     Elimination of incremental employee benefit and insurance costs...  2,823
                                                                        ------
     Total adjustments to other selling, general and administrative expenses......................................................... $9,339
                                                                        ======

  v. In addition, in connection with the acquisition of Agribusiness, management identified six AgriBusiness locations for closure. Pro forma adjustments to sales, cost of sales, and other expenses are also required to eliminate the operating results for these locations for 1998. These adjustments can be summarized as follows:

     Net Sales......................................................... $7,544
                                                                        ======
     Cost of Sales..................................................... $6,399
                                                                        ======
     Selling, general and administrative expense....................... $1,579
                                                                        ======
     Loss before income taxes.......................................... $ (434)
                                                                        ======

  vi. The impact on income tax expense, which represents the tax effect of the pro forma adjustments described above, calculated to yield an estimated composite tax rate of 39%.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 1999, 1998 and 1997
          (Dollars in thousands, except share and per share amounts)


(5) Inventories

  Inventories at December 31, 1999 and 1998, consist of the following:

                                                                                                          Successor Predecessor
                                                                                                          --------- -----------
                                                                                                            1999       1998
                                                                                                          --------- -----------
     Crop protection products............................................................................ $ 68,787    $31,084
     Fertilizers.........................................................................................   31,617      7,621
     Raw materials.......................................................................................   41,613     11,490
     Seeds...............................................................................................    5,956      2,198
     Sundries and other..................................................................................   10,694      2,812
                                                                                                          --------    -------
                                                                                                          $158,667    $55,205
                                                                                                          ========    =======

(6) Property, Plant, and Equipment

  Property, plant and equipment at December 31, 1999 and 1998 consist of the following:

                                                                                                          Successor Predecessor
                                                                                                          --------- -----------
                                                                                                            1999       1998
                                                                                                          --------- -----------
     Land................................................................................................ $ 12,196    $ 6,742
     Buildings and land improvements.....................................................................   50,039     13,935
     Machinery and equipment.............................................................................  134,091     18,723
     Construction-in-progress............................................................................    4,235        761
                                                                                                          --------    -------
                                                                                                           200,561     40,161
     Less accumulated depreciation.......................................................................   12,667     11,055
                                                                                                          --------    -------
       Net property, plant, and equipment................................................................ $187,894    $29,106
                                                                                                          ========    =======

  Included in land and buildings above are assets held for sale which are carried at their estimated net realizable value, less estimated costs to sell. The carrying value of these assets was $1,844 and $810 at December 31, 1999 and 1998, respectively.

(7) Customer Deposits

  The Company accepts customer deposits as interest-bearing deposits. Customer deposits are refundable upon demand either in cash or product. Interest rates paid on customer accounts vary based on economic conditions and are posted at the locations where the Company accepts customer deposits. The interest rate accruing on customer deposits for the nine months ended December 31, 1999 and the years ended December 31, 1998 and 1997 was approximately 8.5%. Interest expense on customer deposits totaled $1,073, $920 and $764 for the nine months ended December 31, 1999 and the years ended December 31, 1998 and 1997, respectively.

  Certain customer deposits are from officers or employees of the Company. At December 31, 1999 and 1998, these deposits from related parties totaled $2,435 and $1,366, respectively.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 1999, 1998 and 1997
          (Dollars in thousands, except share and per share amounts)


(8) Income Taxes

  Components of income tax expense (benefit) for the nine months ended December 31, 1999 and the years ended December 31, 1998 and 1997 include:

     Successor                                          Current Deferred Total
     ---------                                          ------- -------- ------
     Nine months ended December 31, 1999:
       Federal......................................... $  --    $3,831  $3,831
       State...........................................    --       728     728
                                                        ------   ------  ------
                                                        $  --    $4,559  $4,559
                                                        ======   ======  ======
     Predecessor
     -----------
     Year ended December 31, 1998:
       Federal......................................... $  697   $  299  $  996
       State...........................................    156       71     227
                                                        ------   ------  ------
                                                        $  853   $  370  $1,223
                                                        ======   ======  ======
     Year ended December 31, 1997:
       Federal......................................... $2,668   $ (429) $2,239
       State...........................................    641     (102)    539
                                                        ------   ------  ------
                                                        $3,309   $ (531) $2,778
                                                        ======   ======  ======

  The effective income tax rate for 1999, 1998 and 1997 of 40.8%, 40.0% and 39.1%, respectively, differs from the "expected" federal statutory income tax rate of 34% due to the following:

                                                                                                     Successor    Predecessor
                                                                                                    ------------ -------------
                                                                                                    Nine Months   Years Ended
                                                                                                       Ended     December 31,
                                                                                                    December 31, -------------
                                                                                                        1999      1998   1997
                                                                                                    ------------ ------ ------
     Expected income tax expense...................................................................    $3,767    $1,039 $2,417
     Nondeductible goodwill........................................................................       291        59     72
     State taxes, net of federal benefit...........................................................       481       113    356
     Other.........................................................................................        20        12    (67)
                                                                                                       ------    ------ ------
       Income tax expense..........................................................................    $4,559    $1,223 $2,778
                                                                                                       ======    ====== ======

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 1999, 1998 and 1997
          (Dollars in thousands, except share and per share amounts)


  The tax effects of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of deferred taxes at December 31, 1999 and 1998, relate to the following:

                                                                                                          Successor Predecessor
                                                                                                          --------- -----------
                                                                                                            1999       1998
                                                                                                          --------- -----------
Deferred tax assets:
  Trade accounts receivable, due to allowance for doubtful accounts and discounts........................  $ 2,291    $   702
  Accrued expenses, due to accrued vacation and certain other accruals for financial statement purposes..    6,566        352
  Property, plant and equipment..........................................................................    8,885        --
  Other..................................................................................................      422        114
                                                                                                           -------    -------
                                                                                                            18,164      1,168
                                                                                                           -------    -------
Deferred tax liabilities:
  Other receivables, due to accrual for financial statement purposes for product rebates.................      --        (710)
  Property, plant and equipment..........................................................................      --      (2,707)
  Other assets...........................................................................................   (1,184)      (805)
                                                                                                           -------    -------
                                                                                                            (1,184)    (4,222)
                                                                                                           -------    -------
    Net deferred tax assets..............................................................................  $16,980    $(3,054)
                                                                                                           =======    =======

  Net deferred taxes are included in the consolidated balance sheets in the following captions:

                                                                                                          Successor Predecessor
                                                                                                          --------- -----------
                                                                                                            1999       1998
                                                                                                          --------- -----------
Deferred income tax asset--current.......................................................................  $ 5,112    $   269
Deferred income tax asset--long-term.....................................................................   11,868
Deferred income tax liability--long-term.................................................................      --      (3,323)
                                                                                                           -------    -------
                                                                                                           $16,980    $(3,054)
                                                                                                           =======    =======

  It is management's belief that the results of future operations are more likely than not to generate sufficient taxable income to realize the deferred tax assets.

(9) Senior Secured Credit Facility

  In connection with the acquisitions, the Company established a senior secured credit facility (credit facility) that allows it to borrow up to $275,000, subject to certain borrowing base limitations. The credit facility expires in five years and bears interest at LIBOR plus 2.75% (weighted average rate of 8.7% at December 31, 1999). The credit facility is secured by (1) a lien on all accounts receivable, inventory, general intangibles and all other assets of the Company and its subsidiaries (except for the collateral securing the First Mortgage Notes, as discussed below), (2) all of the common stock of the Company, and (3) all of the common stock of the Company's subsidiaries, except for the equity interests of certain subsidiaries pledged to secure the First Mortgage Notes. Amounts outstanding under the credit facility totaled $92,545 at December 31, 1999.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 1999, 1998 and 1997
          (Dollars in thousands, except share and per share amounts)


  The credit facility is subject to certain covenants, including limitations on additional indebtedness, limitations on liens, limitations on capital expenditures and maintenance of certain required financial ratios. The credit facility also restricts the payment of dividends by the Company to RCG. Dividends are restricted to (1) amounts necessary to enable RCG to pay overhead expenses in an amount not to exceed $2,000; (2) amounts necessary to enable RCG to pay income and other taxes; and (3) $1,000 over the life of the agreement for the purpose of repurchasing, redeeming or otherwise acquiring and retiring any capital stock, stock warrants, stock options or other rights to acquire capital stock of RCG. Dividends made under the third provision are further restricted in that such dividends may not be made if a default has occurred (or would occur if the dividend payment were made), or such dividend payments would result in noncompliance with any financial covenants.

  As of December 31, 1999, the Company was not in compliance with the interest coverage and leverage ratio covenants. In February 2000, the consortium of lenders agreed to waive the covenant violations as of December 31, 1999 and amended the covenants for the quarterly measurement dates in 2000 and thereafter.

  In connection with the establishment of the credit facility, the Company incurred $6,980 of deferred financing costs, which are being amortized on a straight-line basis over the life of the credit facility.

(10) Royster-Clark, Inc. 10 1/4% First Mortgage Notes Due 2009

  As discussed in note 4, the Company issued $200,000 of 10 1/4% First Mortgage Notes due April 2009 (herein referred to as the First Mortgage Notes) on April 22, 1999 to partially finance the acquisition of AgriBusiness. The First Mortgage Notes mature in ten years and bear interest at 10.25% payable semi-annually in arrears. The First Mortgage Notes are secured by 17 principal properties, related fixtures and equipment and other related assets and a pledge of equity of certain subsidiaries. RCG and certain subsidiaries also unconditionally guarantee the First Mortgage Notes. The First Mortgage Notes are not redeemable prior to April 1, 2004 except in the case of a change of control or a public offering in the first three years after the issue date. Thereafter, the First Mortgage Notes are redeemable in whole or in part, at the Company's option, at a 5.125% premium, declining ratably to par on April 1, 2007, plus accrued and unpaid interest, if any, to the date of redemption.

  The First Mortgage Notes are subject to certain covenants, including restrictions on dividend payments and retirement of equity interests, issuance of new indebtedness or preferred stock and certain transactions with affiliates. Dividends may not be made if a default has occurred (or would occur if the dividend payment were made), or such dividend payments would result in noncompliance with any financial covenants. Dividend payments are further restricted in amount to at most 50% of consolidated net income of the Company from the date of origination of the First Mortgage Notes to the end of the most recently completed fiscal quarter.

  In connection with the issuance of the First Mortgage Notes, the Company incurred $8,697 of deferred financing costs, which are being amortized using the interest method over the term of the First Mortgage Notes.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 1999, 1998 and 1997
          (Dollars in thousands, except share and per share amounts)


(11) Long-Term Debt

  Long-term debt at December 31, 1999 and 1998, consists of the following:

                                                                                                          Successor Predecessor
                                                                                                          --------- -----------
                                                                                                            1999       1998
                                                                                                          --------- -----------
   Industrial revenue bond...............................................................................  $2,100     $   --
   Note payable to former stockholder of Hutson..........................................................   5,000         --
   Bank revolving loan, interest due monthly at prime plus 0.25%
    (8.0% at December 31, 1998); repaid in full in 1999..................................................     --       19,220
   Bank term loan, interest due monthly at prime plus 0.75%
    (8.5% at December 31, 1998); repaid in full in 1999..................................................     --       15,000
   Note payable, bearing interest at prime rate (7.75% at December 31, 1998); repaid in full in 1999.....     --        1,350
   Other notes payable...................................................................................     440         429
                                                                                                           ------     -------
     Total long-term debt................................................................................   7,540      35,999
   Less current installments.............................................................................   2,705       2,182
                                                                                                           ------     -------
     Long-term debt, excluding current installments......................................................  $4,835     $33,817
                                                                                                           ======     =======

  In connection with the AgriBusiness's purchase of Hutson Company, Inc. in 1997, the Company entered into a $5.0 million note payable, due in June 2002, bearing interest at an annual rate of 7.25%. The note payable contains provisions which allow the holder to demand payment in full if a change in the Company's ownership occurs or demand payment for 50% of the note's balance if the individual federal long-term capital gains tax rate is reduced below 28%. Because the capital gains tax rate has been reduced below 28%, $2.5 million of the note payable has been classified as a current liability in the accompanying consolidated balance sheet.

  The industrial revenue bond was issued by Decatur County, Bainbridge Georgia Industrial Development Authority Variable Rate Industrial Development Revenue Bonds Series 1985, due December 1, 2002. Interest on the industrial revenue bond is variable and based on short-term rates for tax-exempt securities (3.9% at December 31, 1999). The bond is secured by a letter of credit that is renewed annually by the Company. Amounts outstanding under the letters of credit totaled $2,803 at December 31, 1999.

  Other notes payable include seven notes incurred for the purchase of various property, plant and equipment. Interest rates vary from 7.5% to 10.94%. No individual note exceeds $175.

  Aggregate annual principal payments due under the terms of the long-term debt for the five fiscal years subsequent to December 31, 1999 and thereafter are as follows:

                                                                          Amount
                                                                          ------
     Year ending December 31,
        2000............................................................. $2,705
        2001.............................................................     85
        2002.............................................................  4,620
        2003.............................................................     12
        2004.............................................................     14
        Thereafter.......................................................    104
                                                                          ------
          Total.......................................................... $7,540
                                                                          ======

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 1999, 1998 and 1997
          (Dollars in thousands, except share and per share amounts)


(12) Operating Leases

  The Company leases office facilities, rail cars and various types of equipment under operating leases whose terms range from 3 to 15 years. Future minimum lease payments under noncancelable operating leases as of December 31, 1999 are as follows:

                                                                        Amount
                                                                        -------
     Year ending December 31,
        2000........................................................... $10,153
        2001...........................................................   7,603
        2002...........................................................   4,885
        2003...........................................................   3,441
        2004...........................................................   1,998
        Subsequent years...............................................   1,778
                                                                        -------
          Total minimum lease payments................................. $29,858
                                                                        =======

  Rental expense for all operating leases was approximately $12,578, $2,999 and $2,341 for the nine months ended December 31, 1999 and the years ended December 31, 1998 and 1997, respectively.

(13) Employee Benefit Plans

 (a) Retirement Plans

  The Company maintains defined contribution Employee Savings and Investment Plan (ESIP) covering substantially all full-time employees of the Company. Participants are allowed to contribute to the ESIP up to 18% of their salary on a pre-tax basis, up to the maximum allowed under Internal Revenue Service regulations. The Company makes contributions to the ESIP at the discretion of the Board of Directors. The Company also maintains three other defined contribution plans for union employees under collective bargaining agreements at six locations covering approximately 120 employees. Company contributions are based on the applicable provisions of each plan and totaled $855, $208 and $206 to the ESIP and other defined contribution plans during the nine months ended December 31, 1999 and the years ended December 31, 1998 and 1997, respectively.

 (b) Employee Stock Ownership Plan

  Prior to the acquisition by RCG, Royster-Clark, Inc. maintained an Employee Stock Ownership Plan (ESOP). All shares owned by the ESOP were redeemed in conjunction with the acquisition of Royster-Clark by RCG and the proceeds were rolled over into the ESIP accounts for the employees involved.

 (c) 1999 Restricted Stock Purchase and Option Plan

  Upon the acquisition of the Company by RCG, RCG created the 1999 Restricted Stock Purchase and Option Plan (herein referred to as the 1999 Stock Option
Plan). Under the terms of the 1999 Stock Option Plan, 200,000 shares of RCG common stock have been reserved for issuance in the form of restricted share grants to current and future employees of RCG. Shares issued under the 1999 Stock Option Plan are subject to certain restrictions on transfer of shares.

  In addition, 39,980 shares of Common Stock, 14,795 shares of Senior Preferred Stock and 8,319 shares of Junior Preferred Stock have been reserved for issuance pursuant to the exercise of stock options rolled over from

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 1999, 1998 and 1997
          (Dollars in thousands, except share and per share amounts)

the 1992 Stock Option Plan (herein referred to as the 1992 Plan) previously maintained by Royster Clark, Inc. All options granted under the 1992 Plan were either cashed out at the merger consideration of $285 per share less the exercise price under the 1992 Plan or exchanged for an option to purchase 5.5 shares of Common Stock, 2.0 shares of Senior Preferred Stock and 1.1 shares of Junior Preferred Stock at the same exercise price as under the 1992 Plan. At December 31, 1999, the options described above are the only options vested and outstanding under the 1999 Stock Option Plan. No options were issued, vested or exercised during the nine months ended December 31, 1999.

(14) Related Party Transactions

  During the years ended December 31, 1998 and 1997, the Company purchased, under normal terms, approximately $3,620 and $3,540 of product from a supplier who is a stockholder in the Company. This stockholder's shares were redeemed as part of the RCG purchase of Royster-Clark, Inc.

  At December 31, 1999, there was $203 due from officers or employees, which was included in accounts receivable in the accompanying consolidated balance sheet. There were no amounts due from officers or employees at December 31, 1998.

(15) Environmental Matters

  The Company is subject to a wide variety of federal, state and local environmental laws and regulations. The Company has been identified as a potentially responsible party concerning the release of certain hazardous substances at five locations. While the current law potentially imposes joint and several liability upon each party named as a potentially responsible party, the Company's contribution to clean up these sites is expected to be limited, given the number of other companies which have also been named as potentially responsible parties and the nature and amount of cleanup involved. A number of the Company's facilities have been evaluated as having excess nitrates, phosphorous and pesticides in the surrounding soil or groundwater. In addition, several underground storage tanks have been removed or closed at some facilities and these sites have been evaluated for possible contamination. In total, cleanup of hazardous or potentially hazardous substances has been planned or is being performed at approximately 40 sites.

  In connection with the acquisitions of AgriBusiness and Royster Clark, Inc., the Company obtained indemnities for certain claims related to environmental matters that existed or arose prior to the acquisitions. The indemnities related to AgriBusiness are subject to a $4,500 deductible, an overall cap on all indemnities, and certain time limitations. The indemnities related to Old Royster Clark are subject to a deductible of $2,000, certain time limitations and an overall cap of $5,000 on all indemnities. In addition, Old Royster Clark had obtained indemnities from Lebanon Chemical Corporation (LCC) for certain claims related to environmental matters that existed at sites acquired from LCC in December 1998.

  The Company has recorded environmental liabilities at December 31, 1999 for the estimated cost of cleanup efforts of identified contamination or site characterization totaled $2,917, and is included in other long-term liabilities in the accompanying consolidated balance sheet. Actual cash expenditures during the nine months ended December 31, 1999 were $10. These liabilities do not take into account any claims for recoveries from insurance or third parties and are not discounted. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainty in evaluating environmental exposures. While the Company's potential exposure cannot be estimated, in the opinion of management the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 1999, 1998 and 1997
          (Dollars in thousands, except share and per share amounts)

(16) Commitments and Contingencies

 (a) Supply Agreement

  In conjunction with the acquisition of AgriBusiness, the Company has entered into a ten-year supply agreement with IMC Kalium Ltd. (Kalium) and IMC-Agrico Company (Agrico), both of which are subsidiaries of IMC Global, Inc. Under the terms of the supply agreement, the Company is required to purchase (and Agrico and Kalium are required to supply) certain products from Kalium or Agrico in an amount equal to its estimated normal business requirements of the former AgriBusiness locations. The purchase prices of the products covered by the agreement are determined and fixed annually and approximate market prices. The agreement automatically renews for subsequent periods of five years unless otherwise canceled by either party. In addition, the agreement specifies remedies available to the parties in the event of noncompliance, which include compensatory damages in the event of a failure to purchase (or supply) the required quantities of the covered products.

 (b) Purchase Commitment

  The Company also purchases natural gas under fixed-price and index-price contracts, which range from three to ten years. The indexed-price contracts commit the Company to quantities of natural gas (daily MMBTU's) although they are denominated under a scheduled price associated with a natural gas index. Natural gas purchases related to these fixed price and indexed long-term purchase commitments were $21.2 million for the nine months ended December 31, 1999. The indexed-price commitments were denominated at the current estimated cost of natural gas as of December 31, 1999. This price is subject to market fluctuations in the future, resulting in fluctuating purchase commitments in the future. These contracts were assumed in conjunction with the acquisition of AgriBusiness and as a result, no amounts were incurred by the predecessor.

  Summarized below is a schedule of future minimum long-term purchase commitments for both fixed-price and index-price contracts at December 31, 1999:

                                                          Purchase commitments
                                                         -----------------------
                                                          Fixed
                                                          price  Indexed  Total
                                                         ------- ------- -------
     2000............................................... $ 6,136 $16,867 $23,003
     2001...............................................     918   8,454   9,372
     2002...............................................     918   4,044   4,962
     2003...............................................     919   1,003   1,922
     2004...............................................     918   1,004   1,922
     Subsequent years...................................   1,067   1,166   2,233
                                                         ------- ------- -------
                                                         $10,876 $32,538 $43,414
                                                         ======= ======= =======

  Under the terms of the Lebanon Purchase & Sale Agreement (note 4), the Company is required to purchase ammoniated fertilizer products from Lebanon at prices approximating market rates ranging from $145 to $155 per ton in the following quantities:

     Year ending                                                           Tons
     -----------                                                          ------
      2000............................................................... 15,000
      2001...............................................................  9,000
                                                                          ------
        Total minimum purchases.......................................... 24,000
                                                                          ======

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 1999, 1998 and 1997
          (Dollars in thousands, except share and per share amounts)

 (c) Legal and Regulatory Matters

  From time to time, the Company has had claims asserted against it by regulatory agencies or private parties for environmental matters and has incurred obligations for investigation or remedial actions with respect to certain of such matters. In addition, the Company is subject to various claims and legal matters that have arisen in the ordinary course of its business. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company's management that any such claims asserted or obligations incurred to date will not result in a material adverse effect on the results of operations or financial position of the Company.

(17) Condensed Financial Data of Guarantor Subsidiaries

  As discussed further in note 4, the First Mortgage Notes are guaranteed on a full, unconditional and joint and several basis, by each of the subsidiaries of Royster-Clark, Inc., including:

    Royster-Clark Realty LLC
    Royster-Clark Resources LLC
    Royster-Clark AgriBusiness, Inc.
    Royster-Clark AgriBusiness Realty LLC
    Royster-Clark Nitrogen, Inc.

  There are currently no restrictions on the ability of Royster-Clark, Inc. to obtain funds from its guarantor subsidiaries through dividends or loans.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 1999, 1998 and 1997
          (Dollars in thousands, except share and per share amounts)


  The following table presents the condensed financial data of Royster-Clark, Inc. and its guarantor subsidiaries as of December 31, 1999 and for the nine months then ended.

                                              Guarantor
                         Royster-Clark, Inc. Subsidiaries Eliminations Consolidated
                            December 31,     December 31, December 31, December 31,
                                1999             1999         1999         1999
                         ------------------- ------------ ------------ ------------
BALANCE SHEET:
Cash....................      $    344         $  4,326    $     --      $  4,670
Accounts receivable,
 net....................        32,121          203,661     (121,316)     114,466
Inventories.............           --           158,667          --       158,667
Prepaid expenses........            94            1,054          --         1,148
Income taxes
 receivable.............         4,402              --           --         4,402
Deferred tax assets.....         5,112              --           --         5,112
                              --------         --------    ---------     --------
  Current assets........        42,073          367,708     (121,316)     288,465
                              --------         --------    ---------     --------
Property, plant and
 equipment, net.........        16,996          170,898          --       187,894
Goodwill, net...........        14,584              --           --        14,584
Deferred income taxes...        11,868              --           --        11,868
Deferred financing
 costs, net ............        14,516              --           --        14,516
Other assets, net.......           162            4,018          --         4,180
Investment in
 subsidiaries...........       285,364              --      (285,364)         --
                              --------         --------    ---------     --------
  Total assets..........      $385,563         $542,624    $(406,680)    $521,507
                              ========         ========    =========     ========
Accounts payable........      $    255         $168,754    $(121,316)    $ 47,693
Customer deposits.......           --            49,880          --        49,880
Accrued expenses........        13,446           10,907          --        24,353
Current installments of
 long-term debt.........            79            2,626          --         2,705
                              --------         --------    ---------     --------
  Current liabilities...        13,780          232,167     (121,316)     124,631
                              --------         --------    ---------     --------
Senior secured credit
 facility...............        92,545              --           --        92,545
10 1/4% First Mortgage
 Notes..................       200,000              --           --       200,000
Long-term debt..........            51            4,784          --         4,835
Other long-term
 liabilities............           491            3,783          --         4,274
                              --------         --------    ---------     --------
  Total liabilities.....       306,867          240,734     (121,316)     426,285
                              --------         --------    ---------     --------
Common stock............           --               --           --           --
Additional paid-in
 capital................        78,599          295,364     (285,364)      88,599
Retained earnings.......            97            6,526          --         6,623
                              --------         --------    ---------     --------
  Total stockholders'
   equity...............        78,696          301,890     (285,364)      95,222
                              --------         --------    ---------     --------
  Total liabilities and
   stockholders'
   equity...............      $385,563         $542,624    $(406,680)    $521,507
                              ========         ========    =========     ========

                      ROYSTER-CLARK, INC. AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997
           (Dollars in thousands, except share and per share amounts)

                                              Guarantor
                         Royster-Clark, Inc. Subsidiaries Eliminations Consolidated
                            December 31,     December 31, December 31, December 31,
                                1999             1999         1999         1999
                         ------------------- ------------ ------------ ------------
INCOME STATEMENT:
Net sales...............      $  32,017        $714,336     $(31,193)   $ 715,160
Cost of sales...........            119         570,820          --       570,939
                              ---------        --------     --------    ---------
  Gross profit..........         31,898         143,516      (31,193)     144,221
Selling, general and
 administrative
 expense................         28,918         112,164      (31,193)     109,889
                              ---------        --------     --------    ---------
  Operating income......          2,980          31,352          --        34,332
Interest expense........          2,816          20,334          --        23,150
                              ---------        --------     --------    ---------
  Income before income
   taxes................            164          11,018          --        11,182
Income tax expense......             67           4,492          --         4,559
                              ---------        --------     --------    ---------
  Net income............      $      97        $  6,526     $    --     $   6,623
                              =========        ========     ========    =========

CASH FLOWS:
Net cash provided by
 operating activities...      $  27,375        $ 67,003     $    --     $  94,378
                              ---------        --------     --------    ---------
Cash flows from
 investing activities:
  Proceeds from sale of
   property, plant and
   equipment............            --              970          --           970
  Purchases of property,
   plant and equipment..            --          (17,040)         --       (17,040)
  Acquisition of
   AgriBusiness.........       (259,676)            --           --      (259,676)
                              ---------        --------     --------    ---------
  Net cash used in
   investing
   activities...........       (259,676)        (16,070)         --      (275,746)
                              ---------        --------     --------    ---------
Cash flows from
 financing activities:
  Net borrowings on
   senior secured credit
   facility.............         92,963             --           --        92,963
  Proceeds from issuance
   of First Mortgage
   Notes................        200,000             --           --       200,000
  Capital contribution
   by RCG...............         23,088             --           --        23,088
  Long-term debt
   refinanced...........        (67,750)            --           --       (67,750)
  Principal payments on
   long-term debt.......            --             (154)         --          (154)
  Net decrease in
   customer deposits....            --          (46,474)         --       (46,474)
  Payment of deferred
   financing costs......        (15,677)            --           --       (15,677)
                              ---------        --------     --------    ---------
    Net cash provided by
     (used in) financing
     activities.........        232,624         (46,628)         --       185,996
                              ---------        --------     --------    ---------
    Net increase in
     cash...............            323           4,305          --         4,628
Cash at beginning of
 period.................             21              21          --            42
                              ---------        --------     --------    ---------
Cash at end of period...      $     344        $  4,326     $    --     $   4,670
                              =========        ========     ========    =========

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 1999, 1998 and 1997
          (Dollars in thousands, except share and per share amounts)


(18) Fair Value of Financial Instruments

  The following methods and assumptions were used to estimate the fair value of the Company's financial instruments at December 31, 1999 and 1998. FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

    Cash, trade accounts receivables, accounts payable, customer deposits, and accrued expenses: The carrying amounts approximate fair value because of the short maturity of those instruments.

    Long-term debt: The fair value of the Company's long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers. Based on these criteria, the carrying amounts approximate fair value.

    Senior secured credit facility: The fair value of the Company's senior secured credit facility is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers. Based on these criteria, the carrying amounts approximate fair value.

    First mortgage notes: The fair value of the Company's first mortgage notes is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers. Based on these criteria, the carrying amounts approximate fair value.

(19) Subsequent Events

  During the first quarter of 2000, the Company completed a series of small acquisitions consisting of several retail farm supply centers and terminals for approximately $33.1 million in cash. These acquisitions will be accounted for by the purchase method of accounting.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) (1) Financial Statements. See Index to Financial Statements at page 8 of this Form 10-K.

     (2) Financial Statement Schedules. Except as set forth below, all other schedules required by Form 10-K Annual Report have been omitted because they were not applicable, were included in the notes to the financial statements or were not required under the instructions contained in Regulation S-X

     (3)  Exhibits. See Exhibit Index at page 36 of this Form 10-K.

 (b) None

ITEM 21.01 SUBSIDIARIES OF THE COMPANY

  Royster-Clark Realty LLC
  Royster-Clark Resources LLC
  Royster-Clark Agribusiness, Inc.
  Royster-Clark Agribusiness Realty LLC
  Royster-Clark Nitrogen, Inc.
  Alliance Agronomics, Inc.

                                 EXHIBIT INDEX

 Exhibit
 Number                       Title of Document                        Location
 -------                      -----------------                        --------
   2.01  Stock Purchase Agreement dated January 21, 1999 by and among IMC Global Inc., The Vigoro Corporation and R-C
         Delaware Acquisition Inc.*+

   2.02  First Amendment to the Stock Purchase Agreement dated as of
         April 13, 1999 among IMC Global Inc., The Vigoro
         Corporation and R-C Delaware Acquisition Inc.+

   3.01  Restated Certificate of Incorporation of the Company.+

   3.02  Certificate of Amendment of Restated Certificate of
         Incorporation of the Company.+

   3.03  Amended and Restated Bylaws of the Company.+

   4.01 Indenture dated as of April 22, 1999 by and among the Company, the Guarantors, and the United States Trust
         Company of New York, as Trustee.+

   4.02  Form of 10 1/4% First Mortgage Note Due 2009 (Included in
         Exhibit 4.01)+

   4.03  Exchange Agreement dated as of April 22, 1999 among 399
         Venture Partners, Inc., Francis P. Jenkins, Jr., Royster-
         Clark Inc. and Royster-Clark Group Inc.+

   4.04  Securities Purchase and Holders Agreement dated as of April
         22, 1999 by and among 399 Venture Partners, Inc. and certain management stockholders.+

   4.05  Preferred Stockholders' Agreement dated as of April 22,
         1999 by and among 399 Venture Partners, Inc. and certain management stockholders.+

  10.01 Credit Agreement dated as of April 22, 1999 by and among the Company, the Guarantors, various lenders, DLJ Capital
         Funding, as arranger and syndication agent, J. P. Morgan
         Securities Inc., as documentation agent and U.S. Bancorp Ag
         Credit, Inc., as administrative agent.+

  10.02  Amendment Agreement dated February 25, 2000 amending Credit
         Agreement.++

  10.03 Purchase Agreement dated April 15, 1999 among the Company, the Guarantors and the Initial Purchasers.+

  10.04  Supply Agreement dated as of April 22, 1999 among IMC
         Kalium Ltd., IMC-Agrico Company and the Company. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.**+

  10.05  Company Employee Savings and Investment Plan.+

  10.06 Royster-Clark Group, Inc. 1999 Restricted Stock Purchase and Option Plan.+

  10.07 Employment Agreement dated as of April 22, 1999 by and among Francis P. Jenkins, Jr., Royster-Clark Group, Inc.
         and Royster-Clark, Inc.+

  10.08 Master Conveyance Agreement dated as of April 22, 1999 by and among IMC Global Inc., the Vigoro Corporation, the
         Company and the United States Trust Company of New York.+

  10.09 Agreement for the Sale and Purchase of Assets among Royster-Clark, Inc. ("RCI"), American Crop Services, Inc.
         ("ACS") and Chickasaw Chemical Company, Inc. ("CCC") dated as of January 27, 2000, as amended by an Amendment to Asset
         Purchase Agreement among RCI, Royster-Clark Resources LLC,
         ACS and CCC dated February 16, 2000.*

  10.10  Form of Stock Purchase Agreement among Royster-Clark
         Resources, LLC, as Buyer, and the persons and entities identified therein as Sellers, for the Shares of Alliance
         Agronomics, Inc. dated as of March 17, 2000.*++

  10.11  Form of Purchase Agreement between Royster-Clark Resources,
         LLC and G. Waddy Garrett dated March 17, 2000.*++

 Exhibit
 Number                       Title of Document                       Location
 -------                      -----------------                       --------
  10.12  Agreement for the Sale and Purchase of Assets between Crop
         Builders, Inc., as Seller and Royster-Clark, Inc., as
         Purchaser dated January 28, 2000.*++

  10.13 Agreement for the Sale and Purchase of Assets between Armstrong Ag Center, Inc., as Seller and Royster-Clark,
         Inc., as Purchaser dated January 28, 2000.*++

  25.01  Statement of Eligibility and Qualification of the United
         States Trust Company of New York on Form T-1.+

  27.1   Financial Data Schedule.++

--------
 * Pursuant to Item 601 (b) (2) of Regulation S-K, the schedules to this Agreement are omitted.
** Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
 + Incorporated by reference to Registration Statement on Form S-4 (Reg.
   No.:333-81235) where it has been filed as an Exhibit.
 ++Filed herewith.

         INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
Royster-Clark, Inc.:

  Under date of April 12, 2000, we reported on the consolidated balance sheets of Royster-Clark, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders, equity and cash flows for the nine months ended December 31, 1999 and each of the years in the two-year period ended December 31, 1998, which are included herein. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

  In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Norfolk, Virginia
April 12, 2000

                                                                     Schedule II

                              ROYSTER-CLARK, INC.

                        Allowance for Doubtful Accounts
                                 (In Thousands)

                                                 Amounts
                                        Balance  charged                Balance
                                       beginning   to                   end of
                                       of period expense Deductions (1) period
                                       --------- ------- -------------- -------
Year ended December 31, 1997..........  $1,417      688        (305)     1,800
Year ended December 31, 1998..........  $1,800      451        (451)     1,800
Nine months ended December 31, 1999...  $8,245    1,703      (2,916)     7,032

--------
(1) Amounts determined not to be collectible, net of recoveries.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 19, 2000                     Royster-Clark, Inc.

                                              /s/ Francis P. Jenkins, Jr.
                                          By: _________________________________
                                                  Francis P. Jenkins, Jr.
                                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

              Signature                          Title                   Date
              ---------                          -----                   ----

   /s/ Francis P. Jenkins, Jr.         Chairman of the Board        April 19, 2000
______________________________________
       Francis P. Jenkins, Jr.

     /s/ Charles E. Corpening          Director                     April 19, 2000
______________________________________
         Charles E. Corpening

     /s/ Thomas F. McWilliams          Director                     April 19, 2000
______________________________________
         Thomas F. McWilliams

      /s/ Randolph G. Abood            Director                     April 19, 2000
______________________________________
          Randolph G. Abood

       /s/ Walter R. Vance             Chief Financial and          April 19, 2000
______________________________________  Accounting Officer
           Walter R. Vance

  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE EXCHANGE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE EXCHANGE ACT.

  (a) (i) No annual report is provided to the Noteholders other than copies of Registrant's Annual Report on Form 10-K

  (a) (ii) No Proxy Statement, form of proxy or other proxy soliciting material has been sent to any Noteholder with respect to any annual or other meeting of Registrant's security holders.