Form 10-Q
period 2000-03-31
ROYSTER-CLARK INC
filed 2000-05-15
CIK 1088893

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 15, 2000
 ==============================================================================


                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                            ----------------------


                                   FORM 10-Q

   (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          THE SECURITIES ACT OF 1934


                 For the quarterly period ended March 31, 2000

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

                 For the transition period from _____ to _____


                       Commission file number 333-81235


                              ROYSTER-CLARK, INC.

            (Exact name of registrant as specified in its charter)

         DELAWARE                                          76-0329525
    (State or other jurisdiction                          (I.R.S. Employer
  of incorporation or organization)                       Identification No.)
                                 ----------------------------

                        600 FIFTH AVENUE -- 25TH FLOOR
                           NEW YORK, NEW YORK 10020
                                (212) 332-2965
         (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [_]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practical date:
Not Applicable

                              ROYSTER-CLARK, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                                                 Page
          -----------------------------------------------------------------------------------------------------------
          PART 1. FINANCIAL INFORMATION:

          Item 1. Financial Statements

                    Condensed Consolidated Balance Sheets                                                           2
                    Condensed Statements of Income (Loss)                                                           3
                    Condensed Statements of Cash flows                                                              4
                    Notes to Condensed Consolidated Financial Statements                                            5

          Item 2. Management's Discussion and Analysis of Financial Condition
                     And Results of Operations                                                                      9

          Item 3. Quantitative and Qualitative Disclosures about Market Risk                                        11



          PART 2. OTHER INFORMATION:

          Item 6.  Exhibits and Reports on Form 8-K                                                                 12

          Exhibit Index                                                                                             12

          Signatures                                                                                                14

          ----------------------------------------------------------------------
                          FORWARD-LOOKING STATEMENTS


          THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS QUARTERLY REPORT, INCLUDING, WITHOUT LIMITATION, THOSE REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS, MARKETING AND PRODUCT INTRODUCTION AND DEVELOPMENT PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ARE DISCLOSED HEREIN.

          ----------------------------------------------------------------------

                         PART 1. FINANCIAL INFORMATION


ITEM 1. Financial Statements

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                     March 31, 2000 and December 31, 1999
                 (Dollars in thousands, except share amounts)

                                                                               March 31,        December 31,
 Assets                                                                          2000               1999
                                                                               ---------        ------------
                                                                               (Unaudited)
Current assets:
    Cash                                                                  $        1,215     $        4,670
    Trade accounts receivable, net of allowance for doubtful
       accounts of $7,922 and $7,032 at March 31, 2000 and
       December 31, 1999, respectively                                           132,865            114,466
    Inventories                                                                  294,679            158,667
    Prepaid expenses                                                               1,229              1,148
    Refundable income taxes                                                        4,633              4,402
    Deferred income taxes                                                         11,428              5,112
                                                                          --------------     --------------
                   Total current assets                                          446,049            288,465

Property, plant and equipment, net                                               209,012            187,894
Goodwill, net                                                                     18,534             14,584
Deferred income taxes                                                              9,385             11,868
Deferred financing costs, net                                                     14,029             14,516
Other assets, net                                                                  1,578              4,180
                                                                          --------------     --------------
                                                                          $      698,587     $      521,507
                                                                          ==============     ==============
                  Liabilities and Stockholder's Equity

Current liabilities:

    Accounts payable                                                      $      126,775     $       47,693
    Customer deposits                                                            110,689             49,880
    Accrued expenses                                                              31,715             24,353
    Current installments of long-term debt                                         2,655              2,705
                                                                          --------------     --------------
                   Total current liabilities                                     271,834            124,631
Senior secured credit facility                                                   130,713             92,545
10 1/4% First Mortgage Notes due 2009                                            200,000            200,000
Long-term debt, excluding current installments                                     4,968              4,835
Other long-term liabilities                                                        4,669              4,274
                                                                          --------------     --------------
                   Total liabilities                                             612,184            426,285
                                                                          --------------     --------------
Stockholder's equity:
    Common stock, no par value.  Authorized 350,000 shares; 1 share
       issued and outstanding                                                         --                 --
    Additional paid-in capital                                                    88,599             88,599
    Retained earnings (deficit)                                                   (2,196)             6,623
                                                                          --------------     --------------
                   Total stockholder's equity                                     86,403             95,222
                                                                          --------------     --------------
                                                                          $      698,587     $      521,507
                                                                          ==============     ==============

See accompanying notes to condensed consolidated financial statements.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Income (Loss)

                  Three Months ended March 31, 2000 and 1999

                                  (Unaudited)

                            (Dollars in thousands)

                                                                     Successor                             Predecessor
                                                            -----------------------------         ------------------------------
                                                                    Three Months                          Three Months
                                                                  ended March 31,                        ended March 31,
                                                                        2000                                  1999
                                                            -----------------------------         ------------------------------
                                                                      (note 1)
Net sales                                                   $                 173,191             $                   53,487
Cost of sales                                                                 142,092                                 44,042
                                                            -------------------------             --------------------------
       Gross profit                                                            31,099                                  9,445
Selling, general and administrative expenses                                   37,448                                  7,221
                                                            -------------------------             --------------------------
       Operating income (loss)                                                 (6,349)                                 2,224
Interest expense                                                                7,701                                  1,607
                                                            -------------------------             --------------------------
       Income (loss) before income taxes                                      (14,050)                                   617
Income tax expense (benefit)                                                   (5,231)                                   251
                                                            -------------------------             --------------------------
       Net income (loss)                                    $                  (8,819)           $                       366
                                                            =========================            ===========================


See accompanying notes to condensed consolidated financial statements.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                  Three Months ended March 31, 2000 and 1999
                                  (Unaudited)
                            (Dollars in thousands)

                                                                          Successor           Predecessor
                                                                       --------------        --------------
                                                                         Three Months        Three Months

                                                                            ended                ended
                                                                       March 31, 2000        March 31, 1999
                                                                       --------------        --------------
Cash flows from operating activities:

    Net income (loss)                                                  $      (8,819)        $          366
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
        Provision for doubtful accounts                                          326                     94
        Depreciation and amortization                                          5,768                    718
        Loss (gain) on sale of property, plant and equipment                     159                     (6)
        Deferred income taxes                                                 (5,355)                  (191)
        Changes in operating assets and liabilities increasing
          (decreasing) cash:
            Trade accounts receivable                                        (15,773)               (13,975)
            Inventories                                                     (121,453)               (36,626)
            Prepaid expenses                                                       5                 (2,236)
            Refundable income taxes                                             (231)                   433
            Other assets                                                         102                   (159)
            Accounts payable                                                  73,396                 20,346
            Accrued expenses                                                   7,073                  1,496
                                                                       -------------         --------------
               Total adjustments                                             (55,983)               (30,106)
                                                                       -------------         --------------
               Net cash used in operating activities                         (64,802)               (29,740)
                                                                       -------------         --------------
Cash flows from investing activities:

    Proceeds from sale of property, plant and equipment                          395                      8
    Purchases of property, plant and equipment                                (6,234)                  (964)
    Acquisitions, net of cash acquired of $22                                (25,665)                    --
                                                                       -------------         --------------
               Net cash used in investing activities                         (31,504)                  (956)
                                                                       -------------         --------------
Cash flows from financing activities:
    Net borrowings on senior secured credit facility                          38,166                 32,364
    Principal payments on long-term debt                                      (4,007)                  (437)
    Net increase (decrease) in customer deposits                              58,692                 (1,036)
    Dividend payments                                                             --                   (195)
                                                                       -------------         --------------
               Net cash provided by financing activities                      92,851                 30,696
                                                                       -------------         --------------
Net decrease in cash                                                          (3,455)                    --
Cash at beginning of period                                                    4,670                     42
                                                                       -------------         --------------
Cash at end of period                                                  $       1,215         $           42
                                                                       =============         ==============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                           $       1,824         $        1,463
                                                                       =============         ==============
    Cash paid during the period for income taxes                       $         356         $           11
                                                                       =============         ==============


Supplemental disclosure of noncash investing and financing activities:

  In 2000, the Company completed a series of small acquisitions. In conjunction with these transactions, the Company assumed various accrued liabilities and accounts payable of $8,092 and debt of $4,092. The transactions were financed through the senior secured credit facility.

See accompanying notes to condensed consolidated financial statements.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
          (Dollars in thousands, except share and per share amounts)


(1)      Description of Business and Basis of Presentation

Royster-Clark, Inc. (herein referred to as Royster-Clark, Inc. or the Company) is a retail and wholesale distributor of mixed fertilizer, fertilizer materials, seed, crop protection products and agronomic services to farmers, primarily in the East, South and Midwest. The Company's operations consist of retail farm centers, granulation, blending and seed processing plants, and an integrated network of storage and distribution terminals and warehouses. In addition, the Company operates two nitrogen-manufacturing plants that supply the retail and wholesale distribution businesses with nitrogen fertilizer products.

As discussed further in note 2, effective April 1, 1999, Royster-Clark Group, Inc. (herein referred to as RCG) a newly formed holding company capitalized with approximately $59.0 million in cash, acquired all of the then outstanding stock of Royster-Clark, Inc. As a result, the accompanying unaudited condensed consolidated financial statements of Royster-Clark, Inc. and subsidiaries as of and for the three months ended March 31, 2000 reflect the acquisition by RCG as of April 1, 1999.

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

The accompanying unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 1999 represent the results of operations and cash flows of the predecessor company prior to acquisition by RCG, and are not presented on a basis comparable with the unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2000.

The information presented as of March 31, 2000, and for the three month periods ended March 31, 2000 and 1999, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 2000 and the results of its operations and its cash flows for the three month periods ended March 31, 2000 and 1999. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999, which were included as part of the Company's Annual Report on Form 10-K. The Company's business is highly seasonal with approximately 70% of sales expected between March and July 2000. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year.

(2) Acquisitions

During the first quarter of 2000, the Company completed a series of small acquisitions consisting mostly of several retail farm supply centers and terminals for approximately $25.7 million in cash. Debt of $4.1 million was assumed on the transaction, of which $4.0 million was repaid immediately after closing. These acquisitions have been accounted for using the purchase method of accounting.

 (3)   Inventories

Inventories at March 31, 2000 and December 31, 1999 consist of the following:

                                       March 31,          December 31,
                                        2000                1999
                                  -----------------   -----------------
Crop protection products         $      122,845    $         68,787
Fertilizers                              39,209              31,617
Raw materials                            87,091              41,613
Seeds                                    34,706               5,956
Sundries and other                       10,828              10,694
                                  -----------------   -----------------
                                 $      294,679    $        158,667
                                  =================   =================

 (4)  Environmental Matters

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

In connection with the acquisitions of AgriBusiness and Royster-Clark, Inc., the Company obtained indemnities for certain claims related to environmental matters that existed or arose prior to the acquisitions. The indemnities related to AgriBusiness are subject to a $4,500 deductible, an overall cap on all indemnities, and certain time limitations. The indemnities related to Royster-Clark are subject to a deductible of $2,000, certain time limitations and an overall cap of $5,000 on all indemnities. In addition, Royster-Clark, Inc. had obtained indemnities from Lebanon Chemical Corporation (LCC) for certain claims related to environmental matters that existed at sites acquired from LCC in December 1998.

The Company has recorded environmental liabilities at March 31, 2000 for the estimated cost of cleanup efforts of identified contamination or site characterization totaled $3,312 and is included in other long-term liabilities in the accompanying condensed consolidated balance sheet. This environmental liability includes $395 recorded in connection with the acquisitions completed during the quarter. Actual cash expenditures during the three months ended March 31, 2000 were less than $1. These liabilities do not take into account any claims for recoveries from insurance or third parties and are not discounted. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainty in evaluating environmental exposures. While the Company's potential exposure cannot be estimated, in the opinion of management the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

(5)   Condensed Financial Data of Guarantor Subsidiaries

The Company issued $200,000 of 10 1 /4% First Mortgage Notes due April 2009 (herein referred to as the First Mortgage Notes) on April 22, 1999 to partially finance the acquisition of AgriBusiness. The First Mortgage Notes mature in ten years and bear interest at 10.25% payable semi-annually in arrears. The First Mortgage Notes are secured by 17 principal properties, related fixtures and equipment and other related assets and a pledge of equity of certain subsidiaries. The First Mortgage Notes are guaranteed on a full, unconditional and joint and several basis, by each of the subsidiaries of Royster-Clark, Inc., including:

Royster-Clark Realty LLC
Royster-Clark Resources LLC
Royster-Clark AgriBusiness, Inc.
Royster-Clark AgriBusiness Realty LLC

Royster-Clark Nitrogen, Inc.

There are currently no restrictions on the ability of Royster-Clark, Inc. to obtain funds from its guarantor subsidiaries through dividends or loans.

The following table presents the condensed financial data of Royster-Clark, Inc. and its guarantor subsidiaries as of March 31, 2000 and for the three months then ended.


                                                                             Guarantor
                                                   Royster-Clark, Inc       Subsidiaries        Eliminations        Consolidated
                                                        March 31,            March 31,           March 31,           March 31,
                                                          2000                  2000                2000                2000
                                                  ----------------------   -----------------   -----------------   -----------------
BALANCE SHEET:
Cash                                            $                   41   $           1,174   $                -  $            1215
Trade accounts receivable, net                                   1,292             140,212               (8,639)           132,865
Inventories                                                          -             294,679                    -            294,679
Prepaid expenses                                                   138               1,091                    -              1,229
Refundable income taxes                                          4,633                   -                    -              4,633
Deferred income taxes                                           11,428                   -                    -             11,428
                                                  ----------------------   -----------------   -----------------   -----------------
    Current assets                                              17,532             437,156               (8,639)           446,049
                                                  ----------------------   -----------------   -----------------   -----------------
Property, plant and equipment, net                              16,830             192,182                    -            209,012
Goodwill, net                                                   14,310               4,224                    -             18,534
Deferred income taxes                                            9,385                   -                    -              9,385
Deferred financing costs, net                                   14,029                   -                    -             14,029
Other assets, net                                                  146               1,432                    -              1,578
Investment in subsidiaries                                     354,388                   -             (354,388)                 -
                                                  ----------------------   -----------------   -----------------   -----------------
    Total assets                                $              426,620             634,994             (363,027)           698,587
                                                  ======================   =================   =================   =================

Accounts payable                                $                    -   $         135,414   $           (8,639) $         126,775
Customer deposit                                                     -             110,689                    -            110,689
Accrued expenses                                                16,058              15,657                    -             31,715
Current installments of long-term debt                              98               2,557                    -              2,655
                                                  ----------------------   -----------------   -----------------   -----------------
    Current liabilities                                         16,156             264,317               (8,639)           271,834
                                                  ----------------------   -----------------   -----------------   -----------------
Senior secured credit facility                                 130,713                   -                    -            130,713
10 1/4 % First Mortgage Notes                                  200,000                   -                    -            200,000
Long-term debt, excluding current installments                     279               4,689                    -              4,968
Other long-term liabilities                                        491               4,178                    -              4,669
                                                  ----------------------   -----------------   -----------------   -----------------
    Total liabilities                                          347,639             273,184               (8,639)           612,184
                                                  ----------------------   -----------------   -----------------   -----------------
Common stock                                                         -                   -                    -                  -
Additional paid-in capital                                      78,599             364,388             (354,388)            88,599
Retained earnings (deficit)                                        382              (2,578)                   -             (2,196)
                                                  ----------------------   -----------------   -----------------   -----------------
Total stockholder's equity                                      78,981             361,810             (354,388)            86,403
                                                  ----------------------   -----------------   -----------------   -----------------
    Total liabilities and stockholder's equity  $              426,620   $         634,994   $         (363,027) $         698,587
                                                  ======================  =================    =================   =================

                                                                             Guarantor
                                                   Royster-Clark, Inc       Subsidiaries        Eliminations       Consolidated
                                                      March 31,              March 31,           March 31,          March 31,
                                                        2000                   2000                 2000               2000
                                                 --------------------   -----------------   ------------------    -----------------
INCOME STATEMENT:
Net sales                                       $              1,292  $          184,202  $          (12,303)   $        173,191
Cost of sales                                                      -             148,785              (6,693)            142,092
                                                 --------------------   -----------------   ------------------   ------------------
 Gross profit                                                  1,292              35,417              (5,610)             31,099
Selling, general and administrative expense                      162              42,896              (5,610)             37,448
                                                 --------------------   -----------------   ------------------   ------------------
 Operating income                                              1,130              (7,479)                  -              (6,349)
Interest expense                                                 663               7,038                   -               7,701
                                                 --------------------   -----------------   ------------------   ------------------
 Income (loss) before income taxes                               467             (14,517)                  -             (14,050)
Income tax expense (benefit)                                     182              (5,413)                  -              (5,231}
                                                 --------------------   -----------------   ------------------   ------------------
 Net income (loss)                              $                285  $           (9,104) $                -              (8,819)
                                                 ====================   =================   ==================   ==================

CASH FLOWS:

Net cash used in operating activities           $            (38,469) $          (26,333) $                -    $        (64,802)
Cash flows from investing activities:
Proceeds from sale of property, plant and
equipment                                                          -                 395                   -                 395
Purchases of property, plant and equipment                         -              (6,234)                  -              (6,234)
Acquisitions, net of cash acquired                                 -             (25,665)                  -             (25,665)
                                                 --------------------   -----------------   ------------------   ------------------
Net cash used in investing activities                              -             (31,504)                  -             (31,504)
                                                 --------------------   -----------------   ------------------   ------------------

Cash flows from financing activities:
Net borrowings on senior secured credit facility              38,166                   -                   -              38,166
Principal payments on long-term debt                               -              (4,007)                  -              (4,007)
Net increase in customer deposits                                  -              58,692                   -              58,692
                                                 --------------------   -----------------   ------------------   ------------------
Net cash provided by financing activities                     38,166              54,685                   -              92,851
                                                 --------------------   -----------------   ------------------   ------------------

Net decrease in cash                                            (303)             (3,152)                  -              (3,455)
Cash at beginning of period                                      344               4,326                   -               4,670
                                                 --------------------   -----------------   ------------------   ------------------
Cash at end of period                           $                 41  $            1,174  $                -    $          1,215
                                                 ====================   =================   ==================   ==================


ITEM 2. Management's Discussion And Analysis Of Financial Condition, Results Of Operations And Cash Flows
(Dollars in Thousands)

THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS. SEE `FORWARD-LOOKING STATEMENTS' ABOVE.

General
Royster-Clark, Inc. together with its subsidiaries, (the "Company" or "Royster-Clark") is a retail and wholesale distributor of mixed fertilizer, seed, crop protection products and agronomic services to farmers, primarily in the East, South and Midwest. The Company's operations consist of retail farm centers, granulation, blending and seed processing plants, and an integrated network of storage and distribution terminals and warehouses. In addition, the Company operates two nitrogen-manufacturing plants that supply the retail and wholesale distribution businesses with nitrogen fertilizer products. Our business is affected by a number of factors, including weather conditions and prevailing prices for fertilizer and other crop production inputs.

Weather conditions can significantly impact our results of operations. Adverse weather conditions during the planting season may force farmers to either delay or abandon their planting, which may lead to lower use of fertilizer, seed and crop protection products.

Another factor affecting our business is the price for fertilizers. We purchase nitrogen materials, phosphates, and potash and resell these nutrients in either their original form or in the form of multi-nutrient fertilizers. Prices for phosphates have recently experienced some price volatility while potash has been relatively stable over the past several years. During the 1st quarter of 2000, nitrogen pricing has improved due to producers' production cutbacks to reduce excess inventory coming into the spring season. In addition, the level of nitrogen prices directly impacts the profitability of our two nitrogen-manufacturing plants.

We are in the process of finalizing insurance claims arising from the damage done to our business in the Southeast, especially in North Carolina, as a result of the unprecedented flooding triggered by hurricanes Dennis and Floyd. We believe that insurance will cover our direct losses and that by the spring planting season, activity will return to normal. However, we cannot be certain that there will not be material adverse consequences arising from this catastrophe.

Acquisitions

During the first quarter of 2000, the Company completed a series of small acquisitions consisting mostly of several retail farm supply centers and terminals for approximately $25.7 million in cash. Debt of $4.1 million was assumed on the transaction, of which $4.0 million was repaid immediately after closing. These acquisitions have been accounted for using the purchase method of accounting. One acquisition included 13 retail farm supply centers and one terminal in southeastern Virginia and northeastern North Carolina. Two additional acquisitions including 11 retail farm supply centers, a grain operation and a warehouse for seed and crop protection products concentrated in Kentucky and Tennessee and three retail farm supply centers in Iowa and Minnesota. We believe these acquisitions should strengthen and expand our position in local market areas where we do not have a strong presence, and should provide opportunities for cost savings while requiring little or no incremental administrative staff. Operating results for the acquisitions are included in the operating results for Royster-Clark from the date of acquisition of each transaction.

Results of Operations

The following table provides information regarding Royster-Clark's statement of income (loss) as a percentage of net sales. The three months ended March 31, 2000 include the operations of Royster-Clark subsequent to its acquisition by Royster-Clark Group, Inc. ("Royster-Clark Group") and the operations of Agribusiness. Both transactions had effective dates of April 1, 1999. The three months ended March 31, 1999 represent the operations of Royster-Clark prior to the acquisition by Royster-Clark Group.

                                              Three Months ended March 31,
                                           ---------------------------------
                                                2000                 1999
                                           ------------         ------------
Net sales.........................                100.0%              100.0%
Cost of goods sold................                 82.0                82.3
                                           ------------         ------------
Gross profit......................                 18.0                17.7
Selling, general &
  administrative expense..........                 21.6                13.5
                                           ------------         ------------
Operating income (loss)...........                 (3.6)                4.2
Interest expense..................                  4.5                 3.0
                                           ------------         ------------
Income (loss) before tax..........                 (8.1)                1.2
Income tax expense (benefit)......                 (3.0)                0.5
                                           ------------         ------------
Net income (loss).................                 (5.1)                0.7
                                           ============         ============

Three months ended March 31, 2000 compared to three months ended March 31, 1999

Net sales. Royster-Clark's net sales were $173.2 million for the first quarter of 2000 compared to $53.5 million for the same period in 1999, an increase of $119.7 million, or 223.7%. Net sales increased due to the contribution from the operations of AgriBusiness, which was acquired effective April 1, 1999.
The net sales increases from the addition of AgriBusiness Operations were partially offset by lower sales of low margin material sales resulting from sales force reductions initiated as part of the restructuring during 1999, lower sales of phosphate products due to price deflation and increased competitive pressures from crop protection distributors resulting in lower retail crop protection product sales. Lower retail crop protection sales described above were offset by sales increases by the Rainbow sales force which initiated sales of crop protection products this year.

Gross profit. Gross profit was $31.1 million for the first quarter of 2000 compared to $9.4 million for the same period in 1999, an increase of $21.7 million, or 230.9%, primarily due to increased volume attributable to the acquired businesses described above. Gross margin was 18.0% for the first quarter of 2000 compared to 17.7% for the same period in 1999. Higher gross margin resulted from price improvements in nitrogen products and higher rebates being earned on crop protection products due to the larger crop protection product sales base and purchasing power for the combined Royster-Clark and AgriBusiness entities.

Selling, general and administrative expenses. Selling, general and administrative expenses were $37.4 million for the first quarter of 2000 compared to $7.2 million for the same period in 1999, an increase of $30.2 million, or 419.4%, primarily due to the acquisitions described above. Selling, general and administrative expense as a percentage of net sales were 21.6% for the first quarter of 2000 compared to 13.5% for the same period in 1999. Higher selling, general and administrative expenses as a percent of net sales resulted from higher labor and equipment costs of spreading and application equipment used in the Midwest to generate service income.

Operating income (loss). Operating income (loss) was ($6.3) million for the first quarter of 2000 compared to $2.2 million for the same period in 1999, a decrease of $8.5 million, or 386.4%, as the result of higher operating expenses partially offset by higher gross profits. Operating margins were (3.6%) for the first quarter in 2000 compared to 4.2% for the same period in 1999.

Interest expense. Interest expense was $7.7 million for the first quarter in 2000 compared to $1.6 million for the same period in 1999, an increase of $6.1 million, or 381.3%. The increase was primarily due to interest on borrowings against our senior secured credit facility and interest associated with the issuance of $200 million of First Mortgage Notes in conjunction with the acquisition of Agribusiness. The acquisitions made during the quarter have not materially affected interest expense due to the timing of the transactions late in the quarter.

Income tax expense (benefit). Income tax benefit was $5.2 million for the first quarter of 2000 compared to income tax expense of $0.3 million for the same period in 1999, attributable to the decrease in income before taxes in the first quarter of 2000 described above. The effective tax rate during the quarter was 37.2% for the first quarter of 2000 compared to 40.7% for the same period in 1999.

Net income (loss). Net income (loss) was ($8.8) million for the first quarter of 2000 compared to $0.4 million for the same period in 1999, a decrease of $9.2 million, due to the fluctuations noted above.

Liquidity and Capital Resources

Our primary capital requirements are for working capital, debt service, capital expenditures and possible acquisitions. For day-to-day liquidity requirements, we operate with a $275.0 million senior secured credit facility with a consortium of banks. At March 31, 2000, the collateral in hand under this facility supported a borrowing availability of $274.0 million, from which we had drawn $130.7 million. This facility includes up to $10.0 million for letters of credit. This facility contains financial and operational covenants and other restrictions with which we must comply, including a requirement to maintain financial ratios and limitations on our ability to incur additional indebtedness. Effective December 31, 1999, the consortium of lenders agreed to amend the covenants for the quarterly measurement dates in 2000 and thereafter. We believe that cash generated from operations and borrowings available under the senior secured credit facility will be sufficient to meet our capital needs in the foreseeable future.

Capital expenditures were $6.2 million for the three months ended March 31, 2000 compared with $1.0 million for the three months ended March 31, 1999. These capital expenditures were primarily for computer system expenditures, facilities improvements and environmental improvement projects. We estimate that total capital expenditures for 2000 will amount to approximately $19.6 million.

Net cash used in operating activities for the three months ended March 31, 2000 was $64.8 million. The most significant component of cash flows used in operating activities was movement in operating assets and liabilities due to the seasonality of our business. Net cash used in investing activities amounted to $31.5 million, the majority of which was due to the acquisitions during the quarter ($25.7 million). Net cash provided by financing activities totaled $92.5 million. Proceeds were received from net borrowings of $38.2 million from the senior secured credit facility and an increase in customer deposits of $58.7 million.

Net working capital, excluding senior secured credit facility and current installments of long-term debt at March 31, 2000 totaled $176.9 million versus $166.5 million at December 31, 1999, a decrease of $10.4 million, or 6.2%. This increase resulted primarily from the normal receivable and inventory build up from typical seasonal activity.

Effect of Unadopted Accounting Standards

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The bulletin does not change the existing rules on revenue recognition. SAB 101 is effective for all fiscal quarters beginning after December 15, 1999. The Company does not expect SAB 101 to have a material effect on its financial condition or results of operations.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Our market risks relating to our operations result primarily from changes in interest rates. The interest rates that we pay for borrowings under our credit facility are based on the LIBOR rate of interest charged by our lender. Our First Mortgage Notes bear interest at a fixed rate of 10.25%. This rate was established upon the issuance of the notes in April 1999 and as a result, we believe it approximates a market rate. Our customer deposits also bear interest at a fixed rate, which is established on an annual basis at the beginning of each farming season based on prevailing market rates for similar programs in each of the regions in which we operate. The Company also engages in certain commodity hedging activities with respect to its natural gas, grain and seed purchases. Management is currently in the process of assessing the effect, if any, of such activities on the company's financial condition. Given the current economic climate, we believe that the rates in force approximate market rates. We do not hold or issue derivative financial instruments for trading purposes.

At March 31, 2000, the Company's exposure to market risk factors had not materially changed from December 31, 1999.


                           PART 2. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

    Exhibits.

(a)

Exhibit
Number                              Title of Document
-------                             -----------------

3.01      Restated Certificate of Incorporation of the Company. +
3.02      Certificate of Amendment of Restated Certificate of Incorporation of
               the Company. +
3.03      Amended and Restated Bylaws of the Company. +
4.01      Indenture dated as of April 22, 1999 by and among the Company, the
               Guarantors, and the United States Trust Company of New York, as Trustee. +
4.02      Form of 10 1/4% First Mortgage Note Due 2009 (Included in Exhibit
               4.01)+


27  Financial data schedules-27.1 Financial data schedule

(b) Reports on Form 8-K - None

+ Incorporated by reference to Registration Statement on Form S-4 (Reg. No.:333-81235) where it has been filed as an Exhibit.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        ROYSTER-CLARK, INC.


                                                        /s/ WALTER R. VANCE
                                                        -------------------
                                                        Walter R. Vance
                                                        Chief Accounting Officer

DATE: May 15, 2000