Form 10-Q
period 2000-06-30
ROYSTER-CLARK INC
filed 2000-08-21
CIK 1088893

    As Filed with the Securities and Exchange Commission on August 21, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  THE SECURITIES ACT OF 1934

  For the quarterly period ended June 30, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

  For the transition period from           to

                        Commission file number 333-81235

                               ----------------

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

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practical date: Not Applicable

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ROYSTER-CLARK, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                     PART 1. FINANCIAL INFORMATION:

Item 1. Financial Statements

    Condensed Consolidated Balance Sheets................................   2

    Condensed Consolidated Statements of Income..........................   3

    Condensed Consolidated Statements of Cash Flows......................   4

    Notes to Condensed Consolidated Financial Statements.................   5

Item 2. Management's Discussion and Analysis of Financial Condition,
       Results of Operations and Cash flows..............................  10

Item 3. Quantitative and Qualitative Disclosures about Market Risk.......  14

                       PART 2. OTHER INFORMATION:

Item 6. Exhibits and Reports on Form 8-K.................................  16

    Exhibit Index........................................................  16
Signatures...............................................................  17


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

                         PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                      ROYSTER-CLARK, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 2000 AND DECEMBER 31, 1999
                  (Dollars in thousands, except share amounts)

                                                        June 30,   December 31,
                                                          2000        1999
                                                       ----------- ------------
                                                       (Unaudited)
                        ASSETS
                        ------

Current assets:
  Cash................................................  $  2,632     $  4,670
  Trade accounts receivable, net of allowance for
   doubtful accounts of $10,178 and $7,032 at June 30,
   2000 and December 31, 1999, respectively...........   248,012      114,466
  Inventories.........................................   188,374      158,667
  Prepaid expenses....................................     2,125        1,148
  Refundable income taxes.............................       --         4,402
  Deferred income taxes...............................     9,155        5,112
                                                        --------     --------
    Total current assets..............................   450,298      288,465
Property, plant and equipment, net....................   210,410      187,894
Goodwill, net.........................................    18,184       14,584
Deferred income taxes.................................     5,251       11,868
Deferred financing costs, net.........................    13,537       14,516
Other assets, net.....................................     1,237        4,180
                                                        --------     --------
                                                        $698,917     $521,507
                                                        ========     ========

         LIABILITIES AND STOCKHOLDER'S EQUITY
         ------------------------------------

Current liabilities:
  Accounts payable....................................  $115,242     $ 47,693
  Customer deposits...................................    24,945       49,880
  Accrued expenses....................................    23,931       24,353
  Current installments of long-term debt..............     2,655        2,705
  Income taxes payable................................     6,995          --
                                                        --------     --------
    Total current liabilities.........................   173,768      124,631
Senior secured credit facility........................   202,050       92,545
10 1/4% First Mortgage Notes due 2009.................   200,000      200,000
Long-term debt, excluding current installments........     4,945        4,835
Other long-term liabilities...........................     4,904        4,274
                                                        --------     --------
    Total liabilities.................................   585,667      426,285
                                                        --------     --------
Stockholder's equity:
  Common stock, no par value. Authorized 350,000
   shares; 1 share issued and outstanding.............       --           --
  Additional paid-in capital..........................    88,599       88,599
  Retained earnings...................................    24,651        6,623
                                                        --------     --------
    Total stockholder's equity........................   113,250       95,222
                                                        --------     --------
                                                        $698,917     $521,507
                                                        ========     ========

     See accompanying notes to condensed consolidated financial statements.

                      ROYSTER-CLARK, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

               THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (Unaudited)
                             (Dollars in thousands)

                                                                              Successor                        Predecessor
                                                         ---------------------------------------------------- --------------
                                                         Three Months Three Months               Three Months
                                                            ended        ended      Six Months      ended      Three Months
                                                           June 30,     June 30,       ended       June 30,       ended
                                                             2000         1999     June 30, 2000     1999     March 31, 1999
                                                         ------------ ------------ ------------- ------------ --------------
                                                                                                                 (note 1)
Net sales...............................................   $476,396     $492,608     $649,587      $492,608      $53,487
Cost of sales...........................................    377,090      396,593      519,182       396,593       44,042
                                                           --------     --------     --------      --------      -------
 Gross profit...........................................     99,306       96,015      130,405        96,015        9,445
Selling, general and administrative expenses............     44,600       40,796       82,048        40,796        7,221
                                                           --------     --------     --------      --------      -------
 Operating income.......................................     54,706       55,219       48,357        55,219        2,224
Interest expense........................................      9,912        7,877       17,613         7,877        1,607
                                                           --------     --------     --------      --------      -------
 Income before income taxes.............................     44,794       47,342       30,744        47,342          617
Income tax expense......................................     17,947       18,614       12,716        18,614          251
                                                           --------     --------     --------      --------      -------
 Net income.............................................   $ 26,847     $ 28,728     $ 18,028      $ 28,728      $   366
                                                           ========     ========     ========      ========      =======


     See accompanying notes to condensed consolidated financial statements.

                      ROYSTER-CLARK, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                             Successor           Predecessor
                                                                                     -------------------------- --------------
                                                                                                   Three Months
                                                                                      Six Months      ended      Three Months
                                                                                         ended       June 30,       ended
                                                                                     June 30, 2000     1999     March 31, 1999
                                                                                     ------------- ------------ --------------
Cash flows from operating activities:
Net income..........................................................................   $  18,028    $  28,728      $    366
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
 Provision for doubtful accounts....................................................       1,659        1,049            94
 Depreciation and amortization......................................................      11,792        5,862           718
 Loss (gain) on sale of property, plant and equipment...............................         173          --             (6)
 Loss on disposal of equity method investment.......................................         --           324           --
 Deferred income taxes..............................................................       1,052       18,252          (191)
 Changes in operating assets and liabilities increasing (decreasing) cash:
   Trade accounts receivable........................................................    (132,253)     (81,934)      (13,975)
   Inventories......................................................................     (15,148)     166,971       (36,626)
   Prepaid expenses.................................................................        (798)       1,457        (2,236)
   Refundable income taxes..........................................................       4,402          --            307
   Other assets.....................................................................         326          288          (159)
   Accounts payable.................................................................      62,233      (52,666)       20,346
   Accrued expenses.................................................................        (711)       5,173         1,496
   Income taxes payable.............................................................       6,995          494           126
   Other long-term liabilities......................................................         235           (2)          --
                                                                                       ---------    ---------      --------
     Total adjustments..............................................................     (60,043)      65,268       (30,106)
                                                                                       ---------    ---------      --------
     Net cash provided by (used in) operating activities............................     (42,015)      93,996       (29,740)
                                                                                       ---------    ---------      --------

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment.................................         523          538             8
Purchases of property, plant and equipment..........................................     (12,536)      (4,292)         (964)
Acquisitions, net of cash acquired of $22 in 2000...................................     (26,061)    (255,507)          --
                                                                                       ---------    ---------      --------
     Net cash used in investing activities..........................................     (38,074)    (259,261)         (956)
                                                                                       ---------    ---------      --------

Cash flows from financing activities:
Net borrowings on senior secured credit facility....................................     109,505       93,490        32,364
Borrowings on First Mortgage Notes..................................................         --       200,000           --
Capital contribution by parent company..............................................         --        22,918           --
Long-term debt refinanced in acquisition of Old Royster-Clark.......................         --       (67,750)          --
Principal payments on long-term debt................................................      (4,032)         (25)         (437)
Net decrease in customer deposits...................................................     (27,422)     (73,846)       (1,036)
Payment of deferred financing costs.................................................         --        (9,182)          --
Dividend payments...................................................................         --           --           (195)
                                                                                       ---------    ---------      --------
     Net cash provided by financing activities......................................      78,051      165,605        30,696
                                                                                       ---------    ---------      --------
Net increase (decrease) in cash.....................................................      (2,038)         340           --
Cash at beginning of period.........................................................       4,670           82            42
                                                                                       ---------    ---------      --------
Cash at end of period...............................................................   $   2,632    $     422      $     42
                                                                                       =========    =========      ========

Supplemental disclosure of cash flow information:
Cash paid during the period for interest............................................   $  16,560    $   2,707      $  1,463
                                                                                       =========    =========      ========
Cash paid during the period for income taxes........................................   $     268    $     --       $     11
                                                                                       =========    =========      ========

Supplemental disclosure of noncash investing and financing activities:
In 2000, the Company completed a series of small acquisitions. In conjunction with these transactions, the Company assumed various accrued liabilities and accounts payable of $8,092 and debt of $4,092. The transactions were financed with proceeds from the Company's senior secured credit facility.
In 1999, in connection with the acquisition of AgriBusiness, $10,000 of the purchase price paid was financed by an equity contribution to the Company by Royster-Clark Group, Inc. Also, $190,768 of liabilities were assumed in the transaction. In connection with the acquisition of Royster-Clark, Inc. by Royster-Clark Group, $154,410 of labilities were assumed in the transaction.

     See accompanying notes to condensed consolidated financial statements.

                      ROYSTER-CLARK, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED
           (Dollars in thousands, except share and per share amounts)

(1) Description of Business and Basis of Presentation

   Royster-Clark, Inc. (herein referred to as Royster-Clark, Inc. or the Company) is a retail and wholesale distributor of mixed fertilizer, fertilizer materials, seed, crop protection products and agronomic services to farmers, primarily in the East, South and Midwest. The Company's operations consist of retail farmer centers, granulation, blending and seed processing plants, and an integrated network of storage and distribution terminals and warehouses. In addition, the Company operates two nitrogen- manufacturing plants that supply the retail and wholesale distribution businesses with nitrogen fertilizer products.

   Effective April 1, 1999, Royster-Clark Group, Inc. (herein referred to as
RCG) a newly formed holding company capitalized with approximately $59,000 in cash, acquired all of the then outstanding stock of Royster-Clark, Inc. (herein referred to as Old Royster-Clark). As a result, the accompanying unaudited consolidated financial statements of Royster-Clark, Inc. and subsidiaries as of June 30, 2000 and for the three-month periods ended June 30, 2000 and 1999 and six-month period ended June 30, 2000 reflect the acquisition by RCG as of April 1, 1999.

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

   The accompanying unaudited interim consolidated financial statements for the three months ended March 31, 1999 represent the results of operations and cash flows of the predecessor company prior to acquisition by RCG, and are not presented on a basis comparable with the results of operations and cash flows for the six months ended June 30, 2000 or the three months ended June 30, 2000 and 1999.

   The information presented for June 30, 2000, and for the six-month period ended June 30, 2000 and the three-month periods ended June 30, 2000 and 1999 and March 31, 1999 is unaudited. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 2000 and the results of its operations for the six-month period ended June 30, 2000 and the three-month periods ended June 30, 2000 and 1999 and March 31, 1999 and its cash flows for the six-month period ended June 30, 2000 and the three-month periods ended June 30 and March 31, 1999. The condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999, which were included as part of the Company's Annual Report on Form 10-K. The Company's business is highly seasonal with approximately 70% of sales expected between March and July 2000. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year.

(2) Acquisitions

   During the first quarter of 2000, the Company completed a series of small acquisitions consisting mostly of several retail farm supply centers and terminals for approximately $26.1 million in cash. Debt of

$4.1 million was assumed on the transaction, of which $4.0 million was repaid immediately after closing. These acquisitions have been accounted for using the purchase method of accounting.

(3) Inventories

   Inventories at June 30, 2000 and December 31, 1999 consist of the following:



                                                          June 30,  December 31,
                                                            2000        1999
                                                          --------- ------------
   Crop protection products.............................. $ 101,355  $  68,787
   Fertilizers...........................................    14,847     31,617
   Raw materials.........................................    48,142     41,613
   Seeds.................................................    12,403      5,956
   Sundries and other....................................    11,627     10,694
                                                          ---------  ---------
                                                          $ 188,374  $ 158,667
                                                          =========  =========

(4) Environmental Matters

   The Company is subject to a wide variety of federal, state and local environmental laws and regulations. The Company has been identified as a potentially responsible party concerning the release of certain hazardous substances at five locations. While the current law potentially imposes joint and several liability upon each party named as a potentially responsible party, the Company's contribution to clean up these sites is expected to be limited, given the number of other companies which have also been named as potentially responsible parties and the nature and amount of cleanup involved. A number of the Company's facilities have been evaluated as having excess nitrates, phosphorous and pesticides in the surrounding soil or groundwater. In addition, several underground storage tanks have been removed or closed at some facilities and these sites have been evaluated for possible contamination. In total, cleanup of hazardous or potentially hazardous substances has been planned or is being performed at approximately 48 sites.

   In connection with the acquisitions of AgriBusiness and Old Royster Clark, Inc., the Company obtained indemnities for certain claims related to environmental matters that existed or arose prior to the acquisitions. The indemnities related to AgriBusiness are subject to a $4,500 deductible, an overall cap on all indemnities, and certain time limitations. The indemnities related to Old Royster Clark are subject to a deductible of $2,000, certain time limitations and an overall cap of $5,000 on all indemnities. In addition, Old Royster Clark had obtained indemnities from Lebanon Chemical Corporation
(LCC) for certain claims related to environmental matters that existed at sites acquired from LCC in December 1998.

   The Company has recorded environmental liabilities at June 30, 2000 for the estimated cost of cleanup efforts of identified contamination or site characterization totaling $3,275 which is included in other long-term liabilities in the accompanying condensed consolidated balance sheet. This environmental liability includes $395 recorded in connection with the acquisitions completed during the first quarter. Actual cash expenditures during the six months ended June 30, 2000 were $37. These liabilities do not take into account any claims for recoveries from insurance or third parties and are not discounted. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainty in evaluating environmental exposures. While the Company's potential exposure cannot be estimated, in the opinion of management the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

(5) Senior Secured Credit Facility

   At June 30, 2000, the Company was in violation of the fixed charge coverage ratio under its senior secured credit facility (credit facility). In August 2000, the consortium of lenders agreed to waive the June 30, 2000 violation and amend the fixed charge coverage ratio covenant for quarterly measurement dates through March 31, 2001.

(6) Condensed Financial Data of Guarantor Subsidiaries

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

   The following table presents the condensed financial data of Royster-Clark, Inc. and its guarantor subsidiaries as of June 30, 2000 and for the six months then ended.

                                           At June 30, 2000
                         -----------------------------------------------------
                         Royster-Clark,  Guarantor
                              Inc       Subsidiaries Eliminations Consolidated
                         -------------- ------------ ------------ ------------
         ASSETS

Current assets:
  Cash..................   $      41     $   2,591    $      --    $   2,632
  Trade accounts
   receivable, net......       3,522       257,634       (13,144)    248,012
  Inventories...........         --        188,374           --      188,374
  Prepaid expenses......         408         1,717           --        2,125
  Deferred income
   taxes................       9,155           --            --        9,155
                           ---------     ---------    ----------   ---------
    Total current
     assets.............      13,126       450,316       (13,144)    450,298
                           ---------     ---------    ----------   ---------
Property, plant and
 equipment, net.........      16,780       193,630           --      210,410
Goodwill, net...........      14,004         4,180           --       18,184
Deferred income taxes...       5,251           --            --        5,251
Deferred financing
 costs, net.............      13,537           --            --       13,537
Other assets, net.......         140         1,097           --        1,237
Investment in
 subsidiaries...........     436,065           --       (436,065)        --
                           ---------     ---------    ----------   ---------
                           $ 498,903     $ 649,223    $ (449,209)  $ 698,917
                           =========     =========    ==========   =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable......   $     --      $ 128,386    $  (13,144)  $ 115,242
  Customer deposits.....         --         24,945           --       24,945
  Accrued expenses......      10,313        13,618           --       23,931
  Current installments
   of long-term debt....          98         2,557           --        2,655
  Income taxes payable..       6,995           --            --        6,995
                           ---------     ---------    ----------   ---------
    Total current
     liabilities........      17,406       169,506       (13,144)    173,768
                           ---------     ---------    ----------   ---------
Senior secured credit
 facility...............     202,050           --            --      202,050
10 1/4 % First Mortgage
 Notes..................     200,000           --            --      200,000
Long-term debt,
 excluding current
 installments...........         256         4,689           --        4,945
Other long-term
 liabilities............         491         4,413           --        4,904
                           ---------     ---------    ----------   ---------
    Total liabilities...     420,203       178,608       (13,144)    585,667
                           ---------     ---------    ----------   ---------
Stockholder's equity:
  Common stock..........         --            --            --          --
  Additional paid-in
   capital..............      78,599       446,065      (436,065)     88,599
  Retained earnings.....         101        24,550           --       24,651
                           ---------     ---------    ----------   ---------
    Total stockholder's
     equity.............      78,700       470,615      (436,065)    113,250
                           ---------     ---------    ----------   ---------
                           $ 498,903     $ 649,223    $ (449,209)  $ 698,917
                           =========     =========    ==========   =========

                                      Six Months Ended June 30, 2000
                           ----------------------------------------------------
                           Royster-Clark  Guarantor
                               Inc.      Subsidiaries Eliminations Consolidated
                           ------------- ------------ ------------ ------------
INCOME STATEMENT:
Net sales................    $   3,522     $678,924     $(32,859)   $ 649,587
Cost of sales............          --       543,228      (24,046)     519,182
                             ---------     --------     --------    ---------
  Gross profit...........        3,522      135,696       (8,813)     130,405
Selling, general and
 administrative expense..        2,269       88,592       (8,813)      82,048
                             ---------     --------     --------    ---------
  Operating income.......        1,253       47,104          --        48,357
Interest expense.........        1,246       16,367          --        17,613
                             ---------     --------     --------    ---------
  Income before income
   taxes.................            7       30,737          --        30,744
Income tax expense.......            3       12,713          --        12,716
                             ---------     --------     --------    ---------
  Net income.............    $       4     $ 18,024     $    --     $  18,028
                             =========     ========     ========    =========

CASH FLOW INFORMATION:
Net cash provided by
 (used in) operating
 activities..............    $(109,786)    $ 67,771     $     --    $ (42,015)

Cash flows from investing
 activities:
Proceeds from sale of
 property, plant and
equipment................          --           523          --           523
Purchases of property,
 plant and equipment.....          --       (12,536)         --       (12,536)
Acquisitions, net of cash
 acquired................          --       (26,061)         --       (26,061)
                             ---------     --------     --------    ---------
    Net cash used in
     investing
     activities..........          --       (38,074)         --       (38,074)
                             ---------     --------     --------    ---------
Cash flows from financing
 activities:
  Net borrowings on
   senior secured credit
   facility..............      109,505          --           --       109,505
  Principal payments on
   long-term debt........          (22)      (4,010)         --        (4,032)
  Net increase in
   customer deposits.....          --       (27,422)         --       (27,422)
                             ---------     --------     --------    ---------
    Net cash provided by
     (used in) financing
     activities..........      109,483      (31,432)         --        78,051
                             ---------     --------     --------    ---------
Net decrease in cash.....         (303)      (1,735)         --        (2,038)
Cash at beginning of
 period..................          344        4,326          --         4,670
                             ---------     --------     --------    ---------
Cash at end of period....    $      41     $  2,591     $    --     $   2,632
                             =========     ========     ========    =========

ITEM 2. Management's Discussion And Analysis Of Financial Condition, Results Of Operations And Cash Flows
 (Dollars in Thousands)

   THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS. SEE "FORWARD-LOOKING STATEMENTS' ABOVE.

General

   Royster-Clark, Inc. together with its subsidiaries, (the "Company" or "Royster-Clark") is a retail and wholesale distributor of mixed fertilizer, fertilizer materials, seed, crop protection products and agronomic services to farmers, primarily in the East, South and Midwest. The Company's operations consist of retail farm centers, granulation, blending and seed processing plants, and an integrated network of storage and distribution terminals and warehouses. In addition, the Company operates two nitrogen-manufacturing plants that supply the retail and wholesale distribution businesses with nitrogen fertilizer products. Our business is affected by a number of factors, including weather conditions and prevailing prices for fertilizer and other crop production inputs.

   Weather conditions can significantly impact our results of operations. Adverse weather conditions during the planting season may force farmers to either delay or abandon their planting, which may lead to lower use of fertilizer, seed and crop protection products.

   Another factor affecting our business is the price for fertilizers. We purchase nitrogen materials, phosphates, and potash and resell these nutrients in either their original form or in the form of multi-nutrient fertilizers. Prices for phosphates have recently experienced some price volatility while potash has been relatively stable over the past several years. During the first and second quarters of 2000, nitrogen pricing has improved due to producers' production cutbacks to reduce excess inventory coming into the spring season. The level of nitrogen prices directly impacts the profitability of our two nitrogen-manufacturing plants.

   We are in final discussions relating to our insurance claims arising from the damage done to our business in the Southeast, especially in North Carolina, as a result of the unprecedented flooding during 1999 triggered by hurricanes Dennis and Floyd. We have reached agreement on most, but not all, of the issues surrounding the claim and believe that final collection of approximately $2.1 million on the claims will be made before the end of 2000. The financial statements reflect accruals for management's estimates of the ultimate collections on the claim and any differences resulting from final negotiations will not materially affect operating results or the Company's financial position. During the spring planting season just completed, there were no material adverse consequences arising from this catastrophe.

Acquisitions

   During the first quarter of 2000, the Company completed a series of small acquisitions consisting mostly of several retail farm supply centers and terminals for approximately $26.1 million in cash. Debt of $4.1 million was assumed in the transactions, of which $4.0 million was repaid immediately after closing. These acquisitions have been accounted for using the purchase method of accounting. One acquisition included 13 retail farm supply centers and one terminal in southeastern Virginia and northeastern North Carolina. Two additional acquisitions including 11 retail farm supply centers, a grain operation and a warehouse for seed and crop protection products concentrated in Kentucky and Tennessee and three retail farm supply centers in Iowa and Minnesota. We believe these acquisitions should strengthen and expand our position in local market areas where we do not have a strong presence, and should provide opportunities for cost savings while requiring little or no incremental administrative staff. Operating results for the acquisitions are included in the operating results for Royster-Clark from the date of consummation of each transaction.

Results of Operations

 Three months ended June 30, 2000 compared to three months ended June 30, 1999

   The following table and discussion provides information regarding Royster-Clark's statement of income as a percentage of net sales. The three months ended June 30, 2000 and 1999 include the operations of Royster-Clark subsequent to its acquisition by Royster-Clark Group, Inc. ("Royster-Clark Group") and the post acquisition operations of AgriBusiness. Both transactions had effective dates of April 1, 1999.

                                                           Three Months ended
                                                                June 30,
                                                           --------------------
                                                             2000       1999
                                                           ---------  ---------
   Net sales..............................................     100.0%     100.0%
   Cost of sales..........................................      79.2       80.5
                                                           ---------  ---------
   Gross profit...........................................      20.8       19.5
   Selling, general and administrative expenses...........       9.3        8.3
                                                           ---------  ---------
   Operating income.......................................      11.5       11.2
   Interest expense.......................................       2.1        1.6
                                                           ---------  ---------
   Income before income taxes.............................       9.4        9.6
   Income tax expense.....................................       3.8        3.8
                                                           ---------  ---------
   Net income.............................................       5.6%       5.8%
                                                           =========  =========

   Net sales. Royster-Clark's net sales were $476.4 million for the second quarter of 2000 compared to $492.6 million for the same period in 1999, a decrease of $16.2 million, or 3.3%. Net sales were lower by $26.6 million due wholesale sales force reductions and the closure of non-performing Farmarkets effected after the second quarter last year, $17.8 million resulting from reduced government tobacco quotas and drought conditions in the southeast and $4.0 million resulting from price deflation in phosphate products, early planting during the first quarter of 2000 and inclement weather in certain markets that curtailed fertilizing application. Net sales of $32.4 million resulting from acquisitions partially offset sales declines from areas mentioned above.

   Gross profit. Gross profit was $99.3 million for the second quarter of 2000 compared to $96.0 million for the same period in 1999, an increase of $3.3 million, or 3.4%, in spite of the decline in sales described above. Gross margin was 20.8% for the second quarter of 2000 compared to 19.5% for the same period in 1999. Higher gross margin resulted from price improvements in nitrogen products; the elimination of low margin material sales mentioned above and higher rebates being earned on crop protection products.

   Selling, general and administrative expenses. Selling, general and administrative expenses were $44.6 million for the second quarter of 2000 compared to $40.8 million for the same period in 1999, an increase of $3.8 million, or 9.3%, primarily due to the acquisitions described above. Also included in the increase were higher expenses associated with the integration of the Old Royster-Clark and AgriBusiness computer systems. These expenses were partially offset by lower expenses related to wholesale sales force reductions and the closure of non-performing Farmarkets effected after the second quarter last year. Selling, general and administrative expense as a percentage of net sales were 9.3% for the second quarter of 2000 compared to 8.3% for the same period in 1999. Higher selling, general and administrative expenses as a percent of net sales resulted from higher depreciation on acquisitions; depreciation and other expenses related to the computer system integration, higher fuel costs and legal and other professional services.

   Operating income. Operating income was $54.7 million for the second quarter of 2000 compared to $55.2 million for the same period in 1999, a decrease of $0.5 million, or 0.9%, as the result of higher operating expenses partially offset by higher gross profits. Operating margins were 11.5% for the second quarter in 2000 compared to 11.2% for the same period in 1999 for the reasons noted above.

   Interest expense. Interest expense was $9.9 million for the second quarter in 2000 compared to $7.9 million for the same period in 1999, an increase of $2.0 million, or 25.3%. The increase in interest expense was due higher borrowings against our credit facility to fund acquisitions made during the first quarter, a greater increase in current assets than current liabilities compared to 1999 and higher market interest rates which affects the rate charged on borrowings under the credit facility.

   Income tax expense. Income tax expense was $17.9 million for the second quarter of 2000 compared to income tax expense of $18.6 million for the same period in 1999. This decrease is attributable to the decrease in income before taxes in the second quarter of 2000 described above. The effective tax rate was 40.0% for the second quarter of 2000 compared to 39.3% for the same period in 1999.

   Net income. Net income was $26.8 million for the second quarter of 2000 compared to $28.7 million for the same period in 1999, a decrease of $1.9 million, due to the fluctuations noted above.

 Six months ended June 30, 2000 compared to six months ended June 30, 1999

   The following table and discussion provides information regarding Royster-Clark's statement of income as a percentage of net sales. The six months ended June 30, 2000 include the operations of Royster-Clark subsequent to its acquisition by Royster-Clark Group and the post acquisition operations of AgriBusiness. Both transactions had effective dates of April 1, 1999. The six months ended June 30, 1999 includes the three months of operations subsequent to the acquisitions and three months of operations of Royster-Clark prior to its acquisition by Royster-Clark Group. The predecessor and successor amounts are not presented on a comparable basis due to the exclusion of AgriBusiness operations for the first quarter of 1999.

                                                                   Six Months
                                                                   ended June
                                                                       30,
                                                                   ------------
                                                                   2000   1999
                                                                   -----  -----
   Net sales...................................................... 100.0% 100.0%
   Cost of sales..................................................  79.9   80.7
                                                                   -----  -----
   Gross profit...................................................  20.1   19.3
   Selling, general and administrative expenses...................  12.6    8.8
                                                                   -----  -----
   Operating income ..............................................   7.5   10.5
   Interest expense...............................................   2.7    1.7
                                                                   -----  -----
   Income before income taxes.....................................   4.8    8.8
   Income tax expense.............................................   2.0    3.5
                                                                   -----  -----
   Net income.....................................................   2.8%   5.3%
                                                                   =====  =====

   Net sales. Royster-Clark's net sales were $649.6 million for the six months ended June 30, 2000 compared to $546.1 million for the same period in 1999, an increase of $103.5 million, or 19.0%. Net sales were higher due to the contribution from the operations of AgriBusiness, which was acquired effective April 1, 1999 and net sales from acquisitions made during the first quarter of 2000. The net sales increases from the addition of AgriBusiness operations and acquisitions were partially offset by several factors including: 1) wholesale sales force reductions initiated as part of the restructuring during 1999 after the second quarter in 1999; 2) the closure of non-performing Farmarkets effected after the second quarter in 1999; 3) the combination of lower government tobacco quotas and drought conditions affecting the southeast; 4) increased competitive pressures from crop protection distributors resulting in lower retail crop protection product sales; and 5) lower sales of phosphate products due to price deflation.

   Gross profit. Gross profit was $130.4 million for the six months ended June 30, 2000 compared to $105.5 million for the same period in 1999, an increase of $24.9 million, or 23.6%, primarily due to volume changes described above. Gross margin was 20.1% for the six months ended June 30, 2000 compared to 19.3% for the same period in 1999. Higher gross margin resulted from price improvements in nitrogen products; the elimination of low margin material sales mentioned above and higher rebates being earned on crop protection products.

   Selling, general and administrative expenses. Selling, general and administrative expenses were $82.0 million for the six months ended June 30, 2000 compared to $48.0 million for the same period in 1999, an increase of $34.0 million, or 70.8%, primarily due to the acquisitions described above. Also included in the increase were higher expenses associated with the integration of the Old Royster-Clark and AgriBusiness computer systems. These expenses were partially offset by lower expenses related to wholesale sales force reductions and the closure of non-performing Farmarkets effected after the second quarter last year. Selling, general and administrative expenses as a percentage of net sales were 12.6% for the six months ended June 30, 2000 compared to 8.8% for the same period in 1999. This increase results primarily from the fact that selling, general and administrative expenses for six months ended June 30, 1999 include only three months of expense related to the AgriBusiness operations for the period subsequent to its acquisition by Royster-Clark. Selling, general and administrative expenses for the six months ended June 30, 2000 include a full six months of expenses incurred to operate the combined company. Selling, general and administrative expenses as a percentage of sales increased for the reason noted above as well as increased costs incurred during the six months ended June 30, 2000 for depreciation on acquisitions, depreciation and other expenses related to the computer system integration, higher fuel costs and legal and other professional services.

   Operating income. Operating income was $48.4 million for the six months ended June 30, 2000 compared to $57.4 million for the same period in 1999, a decrease of $9.0 million, or 15.7%, as the result of higher operating expenses partially offset by higher gross profits. Operating margins were 7.5% for the six months ended June 30, 2000 compared to 10.5% for the same period in 1999 for the reasons noted above.

   Interest expense. Interest expense was $17.6 million for the six months ended June 30, 2000 compared to $9.5 million for the same period in 1999, an increase of $8.1 million, or 85.3%. Approximately $6.1 million of the increase in interest expense was due to interest on borrowings against our senior secured credit facility and interest associated with the issuance of $200 million of First Mortgage Notes in conjunction with the acquisition of AgriBusiness. The balance of the increase resulted from higher borrowings in the second quarter of 2000 against our credit facility to fund acquisitions made during the first quarter, a greater increase in current assets than current liabilities compared to 1999 and higher market interest rates which affects the rate charged on borrowings under credit facility.

   Income tax expense. Income tax expense was $12.7 million for the six months ended June 30, 2000 compared to income tax expense of $18.9 million for the same period in 1999. This decrease is attributable to the decrease in income before taxes in the six months ended June 30, 2000 described above. The effective tax rate was 41.4% for the six months ended June 30, 2000 compared to 39.3% for the same period in 1999.

   Net income. Net income was $18.0 million for the six months ended June 30, 2000 compared to $29.1 million for the same period in 1999, a decrease of $11.1 million, due to the fluctuations noted above.

Liquidity and Capital Resources

   Our primary capital requirements are for working capital, debt service, capital expenditures and possible acquisitions. For day-to-day liquidity requirements, we operate with a $275.0 million senior secured credit facility with a consortium of banks. At June 30, 2000, the collateral in hand under this facility supported a borrowing availability of $270.5 million, from which we had drawn $202.1 million. This senior secured credit facility includes up to $10.0 million for letters of credit. This senior secured credit facility contains financial and operational covenants and other restrictions with which we must comply, including a requirement to maintain financial ratios and limitations on our ability to incur additional indebtedness. As of the end of June 30, 2000, we were not in compliance with the fixed charge coverage ratio covenant as defined in the agreement governing the senior secured credit facility. The failure to comply with this covenant resulted from cost overruns on capital expenditures related to the integration of the Old Royster-Clark and AgriBusiness computer systems. We believe that the problems causing the unplanned costs have been remedied. Although some additional expense will be incurred through the balance of the fiscal year, management does not believe that the amounts will significantly affect operating results. In August 2000, the consortium of lenders agreed to waive the covenant violation as of June 30, 2000 and amend the fixed charge leverage ratio covenant to exclude capitalized software development costs for the quarterly measurement dates through March 31, 2001. We believe that cash generated from operations and borrowings available under the senior secured credit facility will be sufficient to meet our operating and capital needs in the foreseeable future.

   Capital expenditures were $12.5 million for the six months ended June 30, 2000 compared with $5.3 million for the six months ended June 30, 1999. These capital expenditures were primarily for computer system integration expenditures, facilities improvements and environmental improvement projects. We estimate that total capital expenditures, excluding acquisitions, for 2000 will amount to approximately $19.5 million.

   Net cash used in operating activities for the six months ended June 30, 2000 was $42.0 million. The most significant component of cash flows used in operating activities was movement in operating assets and liabilities due to the seasonality of our business with higher trade accounts receivable, inventory and accounts payable being the largest components. Net cash used in investing activities amounted to $38.1 million, of which $26.1 million was due to the acquisitions during the first quarter. Net cash provided by financing activities totaled $78.1 million. Cash was provided by net borrowings of $109.5 million from the senior secured credit facility. These proceeds were partially offset by a seasonal decrease in customer deposits of $27.4 million and principal payments on $4.0 million in long-term debt assumed in one of the acquisitions made during the first quarter of 2000 that was repaid at the closing of the transaction.

   Net working capital, excluding senior secured credit facility and current installments of long-term debt at June 30, 2000 totaled $279.2 million versus $166.5 million at December 31, 1999, an increase of $112.7 million, or 67.7%. This increase resulted primarily from the normal receivable build up from typical seasonal activity and working capital from acquisitions at June 30, 2000 of $17.6 million.

Effect of Unadopted Accounting Standards

   The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities and most recently in June 2000, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133. These statements establishes what is intended to be comprehensive guidance on accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133, an Amendment of SFAS No. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Management is currently in the process of assessing the effect, if any, on the Company's financial condition and results of operations of the adoption of SFAS No. 133.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The bulletin does not change the existing rules on revenue recognition. Implementation of SAB 101 was extended by SAB 101B to the fourth quarter of the fiscal year beginning after December 15, 1999. The Company does not expect SAB 101 to have a material effect on its financial condition or results of operations.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

   Our market risks relating to our operations result primarily from changes in interest rates. The interest rates that we pay for borrowings under our credit facility are based on the LIBOR rate of interest charged by our lender. Our Company operating results will be impacted by changes in interest rates. We estimate that based on an estimated annual average balance on our credit facility that each 1% change in market interest rate will impact before tax earnings by approximately $1.3 million. Our First Mortgage Notes bear interest at a fixed rate of 10.25%. Our customer deposits also bear interest at a fixed rate, which is established on an annual basis at the beginning of each farming season based on prevailing market rates for similar programs in each of the regions in which we operate. The Company also engages in certain commodity hedging activities with respect to its natural gas, grain and seed purchases. Given the current economic climate, we believe that the rates in force approximate market rates. We do not hold or issue derivative financial instruments for trading purposes.

   At June 30, 2000, the Company's exposure to market risk factors had not materially changed from December 31, 1999.

                           PART 2. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

   (a) Exhibits:

     Exhibit                          Title of Document
     Number                           -----------------
     -------
       3.01  Restated Certificate of Incorporation of the Company. +

             Certificate of Amendment of Restated Certificate of Incorporation
       3.02  of the Company. +

       3.03  Amended and Restated Bylaws of the Company. +

       4.01 Indenture dated as of April 22, 1999 by and among the Company, the Guarantors, and the United States Trust Company of New York, as
             Trustee. +

             Form of 10 1/4% First Mortgage Note Due 2009 (Included in Exhibit
       4.02  4.01)+

      10.14  Amendment Agreement dated August 18, 2000 amending Credit
             Agreement. ++

      27.1   Financial data schedule

    --------
    + Incorporated by reference to Registration Statement on Form S-4 (Reg. No.: 333-81235) where it has been filed as an Exhibit.
    ++ Filed herewith.

   (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Royster-Clark, inc.

                                                  /s/ Walter R. Vance
                                          By:__________________________________
                                                      Walter R. Vance
                                                 Chief Accounting Officer

DATE: August 21, 2000