Form 10-Q
period 2000-09-30
ROYSTER-CLARK INC
filed 2000-11-14
CIK 1088893

   As filed with the Securities and Exchange Commission on November 14, 2000

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES ACT OF 1934

  For the quarterly period ended September 30, 2000

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              ROYSTER-CLARK, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                      PART 1. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS
    CONDENSED CONSOLIDATED BALANCE SHEETS.................................   2
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS.......................   3
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS.......................   4
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..................   5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION,
     RESULTS OF OPERATIONS AND CASH FLOWS.................................  10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........  15

                        PART 2. OTHER INFORMATION:

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................  16

EXHIBIT INDEX.............................................................  16

SIGNATURES................................................................  17


                           FORWARD-LOOKING STATEMENTS

   This Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Report, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "hope," "may" and similar expressions, as well as "will," "shall" and other indications of future tense, are intended to identify forward-looking statements. Similarly, statements that describe the Company's future plans, objectives, targets or goals are also forward-looking statements. The forward-looking statements are based on our current expectations and speak only as of the date made. These forward-looking statements involve known and unknown risks, uncertainties and other factors that in some cases have affected our historical results and could cause actual results in the future to differ significantly from the results anticipated in forward-looking statements made in this Report. Important factors that could cause a material difference included, but are not limited to, (i) changes in matters which affect the global supply and demand of fertilizer products, (ii) the volatility of the natural gas markets, (iii) a variety of conditions in the agricultural industry such as grain prices, planted acreage, projected grain stocks, U.S. government policies, weather and changes in agricultural production methods, (iv) possible unscheduled plant outages and other operating difficulties, (v) price competition and capacity expansions and reductions from both domestic and international producers, (vi) the relative unpredictability of national and local economic conditions within the markets we serve,
 (vii) environmental regulations, (viii) other important factors affecting the fertilizer industry, (ix) fluctuations in interest rates and (x) other factors referenced in the Company's Reports and registration statements filed with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements.

   Few of the forward-looking statements in this Report deal with matters that are within our unilateral control. Acquisition, financing and other agreements and arrangements must be negotiated with independent third parties and, in some cases, must be approved by governmental agencies. These third parties generally have interests that do not coincide with ours and may conflict with our interests. Unless the third parties and we are able to compromise their various objectives in a mutually acceptable manner, agreements and arrangements will not be consummated.

                         PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                      ROYSTER-CLARK, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                  (Dollars in thousands, except share amounts)

                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- ------------
                                                      (Unaudited)
                       ASSETS
Current assets:
  Cash..............................................   $    173      $  4,670
  Trade accounts receivable, net of allowance for
   doubtful accounts of $4,972 and $7,032 at
   September 30, 2000 and December 31, 1999,
   respectively.....................................    150,476       114,466
  Inventories.......................................    196,937       158,667
  Prepaid expenses..................................      2,015         1,148
  Refundable income taxes...........................      3,135         4,402
  Deferred income taxes.............................      5,402         5,112
                                                       --------      --------
    Total current assets............................    358,138       288,465
Property, plant and equipment, net..................    206,909       187,894
Goodwill, net.......................................     18,764        14,584
Deferred income taxes...............................      9,544        11,868
Deferred financing costs, net.......................     13,045        14,516
Other assets, net...................................        793         4,180
                                                       --------      --------
                                                       $607,193      $521,507
                                                       ========      ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................   $ 51,237      $ 47,693
  Customer deposits.................................     23,199        49,880
  Accrued expenses..................................     27,751        24,353
  Current installments of long-term debt............      2,666         2,705
                                                       --------      --------
    Total current liabilities.......................    104,853       124,631
Senior secured credit facility......................    194,463        92,545
10 1/4% First Mortgage Notes due 2009...............    200,000       200,000
Long-term debt, excluding current installments......      4,819         4,835
Other long-term liabilities.........................      4,889         4,274
                                                       --------      --------
    Total liabilities...............................    509,024       426,285
                                                       --------      --------
Stockholder's equity:
  Common stock, no par value. Authorized 350,000
   shares; 1 share issued and outstanding...........        --            --
  Additional paid-in capital........................     88,599        88,599
  Retained earnings.................................      9,570         6,623
                                                       --------      --------
    Total stockholder's equity......................     98,169        95,222
                                                       --------      --------
                                                       $607,193      $521,507
                                                       ========      ========

     See accompanying notes to condensed consolidated financial statements.

                      ROYSTER-CLARK, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            Three and Nine Months Ended September 30, 2000 and 1999
                                  (Unaudited)
                             (Dollars in thousands)

                                                                               Successor                        Predecessor
                                                        ------------------------------------------------------- ------------
                                                        Three Months  Three Months   Nine Months   Six Months   Three Months
                                                            ended         ended         ended         ended        ended
                                                        September 30, September 30, September 30, September 30,  March 31,
                                                            2000          1999          2000          1999          1999
                                                        ------------- ------------- ------------- ------------- ------------
Net sales..............................................   $125,567      $ 97,849      $775,153      $590,457      $53,487
Cost of sales..........................................    100,220        79,522       619,402       476,115       44,042
                                                          --------      --------      --------      --------      -------
Gross profit...........................................     25,347        18,327       155,751       114,342        9,445
Selling, general and administrative expenses...........     40,641        33,067       122,688        73,863        7,221
                                                          --------      --------      --------      --------      -------
Operating income (loss)................................    (15,294)      (14,740)       33,063        40,479        2,224
Interest expense.......................................      9,748         7,508        27,361        15,385        1,607
                                                          --------      --------      --------      --------      -------
Income (loss) before income taxes......................    (25,042)      (22,248)        5,702        25,094          617
Income tax expense (benefit)...........................     (9,961)       (8,824)        2,755         9,790          251
                                                          --------      --------      --------      --------      -------
Net income (loss)......................................   $(15,081)     $(13,424)     $  2,947      $ 15,304      $   366
--------------------------------------------------
                                                          ========      ========      ========      ========      =======



 See accompanying notes to condensed notes to condensed consolidated financial statements.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 2000 and 1999
                                  (Unaudited)
                            (Dollars in thousands)

                                                                                        Successor                Predecessor
                                                                          ------------------------------------- --------------
                                                                                                 Six Months      Three Months
                                                                          Nine Months ended        ended            ended
                                                                          September 30, 2000 September 30, 1999 March 31, 1999
                                                                          ------------------ ------------------ --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income..............................................................      $ 2,947            $ 15,304         $   366
 Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
  Provision for doubtful accounts........................................        2,040               1,264              94
  Depreciation and amortization..........................................       18,612              11,000             718
  Loss (gain) on sale of property, plant and equipment...................         (325)                382              (6)
  Loss on disposal of equity method investment...........................          --                  324             --
  Deferred income taxes..................................................          512               7,370            (191)
  Changes in operating assets and liabilities increasing (decreasing)
   cash:
   Trade accounts receivable.............................................      (35,225)             (3,859)        (13,975)
   Inventories...........................................................      (23,466)            161,009         (36,626)
   Prepaid expenses......................................................         (688)              1,873          (2,236)
   Refundable income taxes...............................................        1,267                 --              307
   Other assets..........................................................           73              (2,247)           (159)
   Accounts payable......................................................       (1,772)            (52,046)         20,346
   Accrued expenses......................................................        3,109               2,935           1,496
   Income taxes payable..................................................          --                2,615             126
   Other long-term liabilities...........................................          220                  (6)            --
                                                                               -------            --------         -------
    Total adjustments....................................................      (35,643)            130,614         (30,106)
                                                                               -------            --------         -------
    Net cash provided by (used in) operating activities..................      (32,696)            145,918         (29,740)
                                                                               -------            --------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property, plant and equipment.....................        1,396                 610               8
 Purchases of property, plant and equipment..............................      (14,579)            (10,144)           (964)
 Acquisitions, net of cash acquired of $22 in 2000.......................      (27,221)           (255,507)            --
                                                                               -------            --------         -------
    Net cash used in investing activities................................      (40,404)           (265,041)           (956)
                                                                               -------            --------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings on senior secured credit facility........................      101,895              52,403          32,364
 Borrowings on First Mortgage Notes......................................          --              200,000             --
 Capital contribution by parent company..................................          --               22,918             --
 Long-term debt refinanced in acquisition of Old Royster-Clark...........          --              (67,750)            --
 Principal payments on long-term debt....................................       (4,124)                (36)           (437)
 Net decrease in customer deposits.......................................      (29,168)            (78,801)         (1,036)
 Payment of deferred financing costs.....................................          --               (9,182)            --
 Dividend payments.......................................................          --                  --             (195)
                                                                               -------            --------         -------
    Net cash provided by financing activities............................       68,603             119,552          30,696
                                                                               -------            --------         -------
Net increase (decrease) in cash..........................................       (4,497)                429             --
Cash at beginning of period..............................................        4,670                  82              42
                                                                               -------            --------         -------
Cash at end of period....................................................      $   173            $    511         $    42
                                                                               =======            ========         =======
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest................................      $22,383            $  5,596         $ 1,463
                                                                               =======            ========         =======
 Cash paid during the period for income taxes............................      $   978            $    --          $    11
--------------------------------------------------
                                                                               =======            ========         =======

Supplemental disclosure of noncash investing and financing activities:
  In 2000, the Company completed a series of small acquisitions. In conjunction with these transactions, the Company assumed various accrued liabilities and accounts payable of $8,092 and debt of $4,092. The transactions were financed with proceeds from the Company's senior secured credit facility.
  In 1999, in connection with the acquisition of AgriBusiness, $10,000 of the purchase price paid was financed by an equity contribution to the Company by Royster-Clark Group, Inc. Also, $190,768 of liabilities were assumed in the transaction. In connection with the acquisition of Royster-Clark, Inc. by Royster-Clark Group, $154,410 of liabilties were assumed in the transaction.

    See accompanying notes to condensed consolidated financial statements.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(unaudited)

                              September 30, 2000
          (Dollars in thousands, except share and per share amounts)

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

  Effective April 1, 1999, Royster-Clark Group, Inc. (herein referred to as
RCG) a newly formed holding company capitalized with approximately $59,000 in cash, acquired all of the then outstanding stock of Royster-Clark, Inc. (herein referred to as Old Royster-Clark). As a result, the accompanying unaudited condensed consolidated financial statements of Royster-Clark, Inc. and subsidiaries as of September 30, 2000 and for the three-month periods ended September 30, 2000 and 1999, the nine-month period ended September 30, 2000, and the six-month period ended September 30, 1999 reflect the acquisition by RCG as of April 1, 1999.

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

  The accompanying unaudited interim condensed consolidated financial statements for the three months ended March 31, 1999 represent the results of operations and cash flows of the predecessor company prior to acquisition by RCG, and are not presented on a basis comparable with the results of operations and cash flows for the nine months ended September 30, 2000, the six-month period ended in September 30, 1999,and the three months ended September 30, 2000 and 1999.

  The information presented for September 30, 2000, the nine-month period ended September 30, 2000, the six-month period ended September 30, 1999, and the three-month periods ended September 30, 2000 and 1999 and March 31, 1999 is unaudited. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 2000 and the results of its operations for the nine-month period ended September 30, 2000, the six-month period ended September 30, 1999 and the three-month periods ended September 30, 2000 and 1999 and March 31, 1999 and its cash flows for the nine-month period ended September 30, 2000, the six-month period ended September 30, 1999 and the three-month period ended March 31, 1999. The condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999, which were included as part of the Company's Annual Report on Form 10-K. The Company's business is highly seasonal with approximately 70% of sales generated between March and July. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year.

(2) ACQUISITIONS

  During the first and third quarters of 2000, the Company completed a series of small acquisitions consisting mostly of several retail farm supply centers and terminals for approximately $27.2 million in cash. Debt of $4.1 million was assumed on the transaction, of which $4.0 million was repaid immediately after closing. These acquisitions have been accounted for using the purchase method of accounting.

(3)  INVENTORIES

  Inventories at September 30, 2000 and December 31, 1999 consist of the following:

                                                      September 30, December 31,
                                                          2000          1999
                                                      ------------- ------------
      Crop protection products.......................   $ 88,982      $ 68,787
      Fertilizers....................................     19,519        31,617
      Raw materials..................................     69,492        41,613
      Seeds..........................................      5,846         5,956
      Sundries and other.............................     13,098        10,694
                                                        --------      --------
                                                        $196,937      $158,667
                                                        ========      ========

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

  In connection with the acquisitions of AgriBusiness and Old Royster Clark, the Company obtained indemnities for certain claims related to environmental matters that existed or arose prior to the acquisitions. The indemnities related to AgriBusiness are subject to a $4,500 deductible, an overall cap on all indemnities, and certain time limitations. The indemnities related to Old Royster Clark are subject to a deductible of $2,000, certain time limitations and an overall cap of $5,000 on all indemnities. In addition, Old Royster Clark had obtained indemnities from Lebanon Chemical Corporation (LCC) for certain claims related to environmental matters that existed at sites acquired from LCC in December 1998.

  The Company has recorded environmental liabilities at September 30, 2000 for the estimated cost of cleanup efforts of identified contamination or site characterization totaling $3,261 which is included in other long-term liabilities in the accompanying condensed consolidated balance sheet. This environmental liability includes $395 recorded in connection with the acquisitions completed during the first quarter. Actual cash expenditures during the nine months ended September 30, 2000 were $52. These liabilities do not take into account any claims for recoveries from insurance or third parties and are not discounted. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainty in evaluating environmental exposures. While the Company's potential exposure cannot be estimated, in the opinion of management the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

(5) SENIOR SECURED CREDIT FACILITY

  At September 30, 2000, the Company was in violation of the interest coverage and adjusted leverage ratios under its senior secured credit facility (credit facility). In November 2000, the consortium of lenders agreed to amend the interest coverage ratio, the adjusted leverage fixed charge coverage, the current ratio and the net worth and the working capital covenants for quarterly measurement dates beginning September 30, 2000 through the remaining term of the credit facility. Additionally, the Company requested and the consortium of lenders agreed to lower the available borrowing capacity under the credit facility from the current $275.0 million to $245.0 million and permit limited secured consignment agreements. In consideration for the modifications, the interest rate charged under the credit facility was amended to calculate interest based on leverage ratio calculations.

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

  The following table presents the condensed financial data of Royster-Clark, Inc. and its guarantor subsidiaries as of September 30, 2000 and for the nine months then ended.

                                           At September 30, 2000
                         ---------------------------------------------------------
                                             Guarantor
                         Royster-Clark, Inc Subsidiaries Eliminations Consolidated
                         ------------------ ------------ ------------ ------------
         ASSETS
Current assets:
  Cash..................      $     42        $    131    $      --     $    173
  Trade accounts
   receivable, net......         7,098         168,000       (24,622)    150,476
  Inventories...........           --          196,937           --      196,937
  Prepaid expenses......           --            2,015           --        2,015
  Refundable income
   taxes................         3,135             --            --        3,135
  Deferred income taxes.         5,402             --            --        5,402
                              --------        --------    ----------    --------
    Total current
     assets.............        15,677         367,083       (24,622)    358,138
Property, plant and
 equipment, net.........        16,379         190,530           --      206,909
Goodwill, net...........        13,905           4,859           --       18,764
Deferred income taxes...         9,544             --            --        9,544
Deferred financing
 costs, net.............        13,045             --            --       13,045
Other assets, net.......           114             679           --          793
Investment in
 subsidiaries...........       418,807             --       (418,807)        --
                              --------        --------    ----------    --------
                              $487,471        $563,151    $ (443,429)   $607,193
                              ========        ========    ==========    ========
    LIABILITIES AND
  STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable......      $    --         $ 75,859    $  (24,622)   $ 51,237
  Customer deposits.....           --           23,199           --       23,199
  Accrued expenses......        13,751          14,000           --       27,751
  Current installments
   of long-term debt....            46           2,620           --        2,666
                              --------        --------    ----------    --------
    Total current
     liabilities........        13,797         115,678       (24,622)    104,853
Senior secured credit
 facility...............       194,463             --            --      194,463
10 1/4% First Mortgage
 Notes..................       200,000             --            --      200,000
Long-term debt,
 excluding current
 installments...........            16           4,803           --        4,819
Other long-term
 liabilities............           491           4,398           --        4,889
                              --------        --------    ----------    --------
    Total liabilities...       408,767         124,879       (24,622)    509,024
                              --------        --------    ----------    --------
Stockholder's equity:
  Common stock..........           --              --            --          --
  Additional paid-in
   capital..............        78,599         428,807      (418,807)     88,599
  Retained earnings.....           105           9,465           --        9,570
                              --------        --------    ----------    --------
    Total stockholder's
     equity.............        78,704         438,272      (418,807)     98,169
                              --------        --------    ----------    --------
                              $487,471        $563,151    $(443,429)    $607,193
                              ========        ========    ==========    ========

                                    Nine Months Ended September 30, 2000
                         ----------------------------------------------------------
                                              Guarantor
                         Royster-Clark, Inc. Subsidiaries Eliminations Consolidated
                         ------------------- ------------ ------------ ------------
   INCOME STATEMENT:
Net sales...............      $   7,098        $826,804     $(58,749)    $775,153
Cost of sales...........            148         655,358      (36,104)     619,402
                              ---------        --------     --------     --------
Gross profit............          6,950         171,446      (22,645)     155,751
Selling, general and
 administrative
 expenses...............          5,227         140,106      (22,645)     122,688
                              ---------        --------     --------     --------
Operating income........          1,723          31,340          --        33,063
Interest expense........          1,709          25,652          --        27,361
                              ---------        --------     --------     --------
Income before income
 taxes..................             14           5,688          --         5,702
Income tax expense......              7           2,748          --         2,755
                              ---------        --------     --------     --------
Net income..............      $       7        $  2,940     $    --      $  2,947
                              =========        ========     ========     ========

 CASH FLOW INFORMATION:
Net cash provided by
 (used in) operating
 activities                   $(102,214)       $ 69,518     $    --      $(32,696)
                              ---------        --------     --------     --------
Cash flows from
 investing activities:
  Proceeds from sale of
   property, plant and
   equipment............             85           1,311          --         1,396
  Purchases of property,
   plant and equipment..            --          (14,579)         --       (14,579)
  Acquisitions, net of
   cash acquired........            --          (27,221)         --       (27,221)
                              ---------        --------     --------     --------
Net cash used in
 investing activities...             85         (40,489)         --       (40,404)
                              ---------        --------     --------     --------
Cash flows from
 financing activities:
  Net borrowings on
   senior secured credit
   facility.............        101,895             --           --       101,895
  Principal payments on
   long-term debt.......            (68)         (4,056)         --        (4,124)
  Net decrease in
   customer deposits....            --          (29,168)         --       (29,168)
                              ---------        --------     --------     --------
Net cash provided by
 (used in) financing
 activities                     101,827         (33,224)         --        68,603
                              ---------        --------     --------     --------
Net decrease in cash....           (302)         (4,195)         --        (4,497)
Cash at beginning of
 period.................            344           4,326          --         4,670
                              ---------        --------     --------     --------
Cash at end of period...      $      42        $    131     $    --      $    173
                              =========        ========     ========     ========

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

Another factor affecting our business is the price for fertilizers. We purchase nitrogen materials, phosphates, and potash and resell these nutrients in either their original form or in the form of multi-nutrient fertilizers. Prices for phosphates have recently experienced some price volatility while potash has been relatively stable over the past several years. During the first and second quarters of 2000, nitrogen pricing improved due to producers' production cutbacks to reduce excess inventory coming into the spring season. The level of nitrogen prices directly impacts the profitability of our two nitrogen-manufacturing plants.

  We have reached agreement on most, but not all, of the issues surrounding the insurance claim arising from damages from hurricanes Dennis and Floyd done to our business and believe that we will collect approximately $1.6 million on the claims before the end of 2000 with approximately $0.6 million being collected in 2001. The financial statements reflect accruals for management's estimates of the ultimate collections on the claim and any differences resulting from final negotiations will not materially affect operating results or the Company's financial position. During the spring planting season just completed, there were no material adverse consequences arising from this catastrophe.

Acquisitions

  During the first and third quarters of 2000, the Company completed a series of small acquisitions consisting primarily several retail farm supply centers and terminals for approximately $27.2 million in cash. Debt of $4.1 million was assumed in the first quarter transactions, of which $4.0 million was repaid immediately after closing. These acquisitions have been accounted for using the purchase method of accounting. One acquisition included 13 retail farm supply centers and one terminal in southeastern Virginia and northeastern North Carolina. Three additional acquisitions including 11 retail farm supply centers, a grain operation and a warehouse for seed and crop protection products concentrated in Kentucky and Tennessee and four retail farm supply centers in Iowa and Minnesota. We believe these acquisitions should strengthen and expand our position in local market areas where we do not have a strong presence, and should provide opportunities for cost savings while requiring little or no incremental administrative staff. Operating results for the acquisitions are included in the operating results of Royster-Clark from the date of consummation of each transaction.

Results of Operations

 Three months ended September 30, 2000 compared to three months ended September 30, 1999

  The following table and discussion provides information regarding Royster-Clark's statement of operations as a percentage of net sales.

                                                         Three Months ended
                                                            September 30,
                                                         ---------------------
                                                           2000        1999
                                                         ---------   ---------
      Net sales.........................................     100.0%      100.0
      Cost of sales.....................................      79.8        81.3
                                                         ---------   ---------
      Gross profit......................................      20.2        18.7
      Selling, general and administrative expenses......      32.4        33.8
                                                         ---------   ---------
      Operating loss....................................     (12.2)      (15.1)
      Interest expense..................................       7.8         7.7
                                                         ---------   ---------
      Loss before income taxes..........................     (20.0)      (22.8)
      Income tax benefit................................      (7.9)       (9.0)
                                                         ---------   ---------
      Net loss..........................................     (12.1)%     (13.8)%
                                                         =========   =========

  Net sales. Royster-Clark's net sales were $125.6 million for the third quarter of 2000 compared to $97.8 million for the same period in 1999, an increase of $27.8 million, or 28.4%. Net sales increased by $8.6 million as a result of the acquisitions made in 2000. Excluding acquisitions, the remaining increase in net sales occurred in all product categories with the largest sales increase of over $13.3 million in nitrogen products due predominantly to price appreciation.

  Gross profit. Gross profit was $25.3 million for the third quarter of 2000 compared to $18.3 million for the same period in 1999, an increase of $7.0 million, or 38.3% due to the sales increases discussed above Gross margin was 20.2% for the third quarter of 2000 compared to 18.7% for the same period in 1999. Higher gross margin resulted from price improvements in nitrogen products, higher rebates being earned on crop protection and other product margin improvements.

  Selling, general and administrative expenses. Selling, general and administrative expenses were $40.6 million for the third quarter of 2000 compared to $33.1 million for the same period in 1999, an increase of $7.5 million, or 22.7%. Selling, general and administrative expenses increased by $2.3 million due to acquisitions; $2.2 million due to increased expenses to support sales volume increases including $1.2 million in labor and benefit and higher expenses associated with the integration of the Old Royster-Clark and AgriBusiness computer systems. Selling, general and administrative expense as a percentage of net sales were 32.4% for the third quarter of 2000 compared to 33.8% for the same period in 1999. Lower selling, general and administrative expenses as a percent of net sales resulted from increased sales for the period described above partially offset by higher depreciation on capital expenditures; depreciation and other expenses related to computer system integration; higher fuel costs; and higher expenses for legal and other professional services. Quarterly selling, general and administrative expense as a percent of net sales fluctuates widely within the fiscal year due to the seasonal nature of sales volumes with selling, general and administrative expense exhibiting less seasonal fluctuations.

  Operating loss. Operating loss was $15.3 million for the third quarter of 2000 compared to $14.7 million for the same period in 1999, an increase of $0.6 million, or 4.1%, as the result of higher operating expenses partially offset by higher gross profits. Operating loss as a percentage of net sales were 12.2% for the third quarter in 2000 compared to 15.1%, for the same period in 1999, an improvement of 2.9% due to higher sales.

  Interest expense. Interest expense was $9.7 million for the third quarter in 2000 compared to $7.5 million for the same period in 1999, an increase of $2.2 million, or 29.3%. The increase in interest expense was due higher borrowings against our credit facility to fund acquisitions made during the first quarter, a greater increase in current assets than current liabilities compared to 1999 and higher market interest rates which affects the rate charged on borrowings under the credit facility.

  Income tax benefit. Income tax benefit was $10.0 million for the third quarter of 2000 compared to income tax benefit of $8.8 million for the same period in 1999. This increase is attributable to the decrease in income before taxes in the third quarter of 2000 described above. The effective tax rate was 39.8% for the third quarter of 2000 compared to 39.7% for the same period in 1999.

  Net loss. Net loss was $15.1 million for the third quarter of 2000 compared to $13.4 million for the same period in 1999, an increase of $1.7 million, due to the fluctuations noted above.

 Nine months ended September 30, 2000 compared to nine months ended September 30, 1999

  The following table and discussion provides information regarding Royster-Clark's statement of income as a percentage of net sales. The nine months ended September 30, 2000 include the operations of Royster-Clark subsequent to its acquisition by Royster-Clark Group and the post acquisition operations of AgriBusiness. Both transactions had effective dates of April 1, 1999. The nine months ended September 30, 1999 includes the six months of operations subsequent to the acquisitions and three months of operations of Royster-Clark prior to its acquisition by Royster-Clark Group. The predecessor and successor amounts are not presented on a comparable basis due to the exclusion of AgriBusiness operations for the first quarter of 1999 and the new accounting basis established in the acquisitions.

                                                             Nine Months ended
                                                               September 30,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
      Net sales.............................................    100.0%    100.0
      Cost of sales.........................................     79.9      80.8
                                                             --------  --------
      Gross profit..........................................     20.1      19.2
      Selling, general and administrative expenses..........     15.8      12.6
                                                             --------  --------
      Operating income......................................      4.3       6.6
      Interest expense......................................      3.5       2.6
                                                             --------  --------
      Income before income taxes............................      0.8       4.0
      Income tax expense....................................      0.4       1.6
                                                             --------  --------
      Net income............................................      0.4%      2.4%
                                                             ========  ========

  Net sales. Royster-Clark's net sales were $775.2 million for the nine months ended September 30, 2000 compared to $643.9 million for the same period in 1999, an increase of $131.3 million, or 20.4%. Net sales were higher due to the contribution from the operations of AgriBusiness, which was acquired effective April 1, 1999, net sales from acquisitions made during the first quarter of 2000, and net sales increases during the third quarter discussed above. The net sales increases discussed above were partially offset by several factors affecting primarily the second quarter including: 1) wholesale sales force reductions initiated as part of the restructuring during 1999; 2) the closure of non-performing Farmarkets effected after the second quarter in 1999; 3) the combination of lower government tobacco quotas and drought conditions affecting the southeast; 4) increased competitive pressures from crop protection distributors resulting in lower retail crop protection product sales; and 5) lower sales of phosphate products due to price deflation.

  Gross profit. Gross profit was $155.8 million for the nine months ended September 30, 2000 compared to $123.8 million for the same period in 1999, an increase of $32.0 million, or 25.8%, primarily due to sales increases described above. Gross margin was 20.1% for the nine months ended September 30, 2000 compared to 19.2% for the same period in 1999. Higher gross margin resulted from price improvements in nitrogen products; the elimination of low margin material sales mentioned above and higher rebates being earned on crop protection products and various other products.

  Selling, general and administrative expenses. Selling, general and administrative expenses were $122.7 million for the nine months ended September 30, 2000 compared to $81.1 million for the same period in 1999, an increase of $41.6 million, or 51.3%. The increase in selling, general and administrative expenses resulted from the addition of AgriBusiness operations and acquisitions described above; sales volume increases; higher expenses associated with the integration of the Old Royster-Clark and AgriBusiness computer systems. These expenses were partially offset by lower expenses during the six months related to wholesale sales force reductions and the closure of non-performing Farmarkets effected after the second quarter last year. Selling, general and administrative expenses as a percentage of net sales were 15.8% for the nine months ended September 30, 2000 compared to 12.6% for the same period in 1999. This increase results primarily from the fact that selling, general and administrative expenses for nine months ended September 30, 1999 include only six months of expense related to the AgriBusiness operations for the period subsequent to its acquisition by Royster-Clark. Selling, general and administrative expenses for the nine months ended September 30, 2000 include a full nine months of expenses incurred to operate the combined company. Selling, general and administrative expenses as a percentage of sales increased for the reasons noted above as well as increased costs incurred during the nine months ended September 30, 2000 for depreciation on capital expenditures, depreciation and other expenses related to computer system integration, higher fuel costs and higher expenses for legal and other professional services.

  Operating income. Operating income was $33.1 million for the nine months ended September 30, 2000 compared to $42.7 million for the same period in 1999, a decrease of $9.6 million, or 22.5%, as the result of higher operating expenses partially offset by higher gross profits. Operating margins were 4.3% for the nine months ended September 30, 2000 compared to 6.6% for the same period in 1999 for the reasons noted above.

  Interest expense. Interest expense was $27.4 million for the nine months ended September 30, 2000 compared to $17.0 million for the same period in 1999, an increase of $10.4 million, or 61.2%. Approximately $6.1 million of the increase in interest expense was due to interest on borrowings against our senior secured credit facility and interest associated with the issuance of $200 million of First Mortgage Notes in conjunction with the acquisition of AgriBusiness. The balance of the increase resulted from higher borrowings in the second and third quarters of 2000 against our credit facility to fund acquisitions made during the first quarter, a greater increase in current assets than current liabilities compared to 1999 and higher market interest rates which affects the rate charged on borrowings under our credit facility.

  Income tax expense. Income tax expense was $2.8 million for the nine months ended September 30, 2000 compared to income tax expense of $10.0 million for the same period in 1999. This decrease is attributable to the decrease in income before taxes in the nine months ended September 30, 2000 described above. The effective tax rate was 48.3% for the nine months ended September 30, 2000 compared to 39.1% for the same period in 1999. The increase in the effective tax rate resulted from the impact of the decrease income before taxes and the impact of nondeductible goodwill amortization.

  Net income. Net income was $2.9 million for the nine months ended September 30, 2000 compared to $15.7 million for the same period in 1999, a decrease of $12.8 million, due to the fluctuations noted above.

Liquidity and Capital Resources

  Our primary capital requirements are for working capital, debt service, capital expenditures and possible acquisitions. For day-to-day liquidity requirements, we operate with a $275.0 million senior secured credit facility with a consortium of banks. At September 30, 2000, the collateral in hand under this facility supported a borrowing availability of $200.5 million, from which we had drawn $194.5 million. This facility includes up to $10.0 million for letters of credit. This facility contains financial and operational covenants and other restrictions with which we must comply, including a requirement to maintain financial ratios and limitations on our ability to incur additional indebtedness.

  At September 30, 2000, we were in violation of the interest coverage and adjusted leverage ratios under its senior secured credit facility (credit facility). In November 2000, the consortium of lenders agreed to amend the interest coverage ratio, the adjusted leverage fixed charge coverage ratio, the current ratio, the net worth and the working capital covenants for quarterly measurement dates beginning September 30, 2000 through the remaining term of the agreement. The failure to comply with these covenants resulted from lower operating results and higher borrowing under the credit facility resulting from short-term increases in receivables and inventory. Additionally, the Company requested and the consortium of lenders agreed to lower the available borrowing capacity under the credit facility from the current $275.0 million to $245.0 million and permit limited secured consignment agreements. In consideration for the modifications, the Company will be required to pay approximately $0.5 million in the fourth quarter and the interest rate charged under the credit facility was amended to calculate interest based on leverage ratio calculations. With the credit facility amendment and present working capital balances, the Company believes that interest expense will be increased by a modest amount. We believe that cash generated from operations and borrowings available under the amended credit facility will be sufficient to meet our operating and capital needs in the foreseeable future.

  Capital expenditures were $14.6 million for the nine months ended September 30, 2000 compared with $11.1 million for the nine months ended September 30, 1999. These capital expenditures were primarily for computer system integration expenditures, facilities improvements and environmental improvement projects. We estimate that total capital expenditures, excluding acquisitions, for 2000 will amount to approximately $18.1 million.

  Net cash used in operating activities for the nine months ended September 30, 2000 was $32.7 million. The most significant component of cash flows used in operating activities was movement in operating assets and liabilities due to the seasonal nature of our business with higher trade accounts receivable and inventory being the largest components. Net cash used in investing activities amounted to $40.4 million, of which $27.2 million was due to the acquisitions completed during the first and third quarters. Net cash provided by financing activities totaled $68.6 million.Cash was provided by net borrowings of $101.9 million from the credit facility. These proceeds were partially offset by a seasonal decrease in customer deposits of $29.2 million and principal payments on $4.0 million inlong-term debt assumed in one of the acquisitions made during the first quarter of 2000 that was repaid at the closing of the transaction.

  Net working capital, excluding senior secured credit facility and current installments of long-term debt at September 30, 2000 totaled $256.0 million versus $166.5 million at December 31, 1999, an increase of $89.5 million, or 53.8%. This increase resulted primarily from higher receivable and inventory levels at September 30, 2000 than last year and $21.7 million in working capital from acquisitions at September 30, 2000. Increased receivables were primarily attributable to higher sales during the quarter, rebates to be substantially collected in the fourth quarter and pending insurance claims related to damages from last year's hurricane Floyd. Inventory was higher due to purchasing decisions seeking favorable inventory positions that we believe should result in higher gross profit for the fourth quarter and carryover products that will be mitigated through vendor sponsored programs.

Effect of Unadopted Accounting Standards

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities and most recently in June 2000, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133. These statements establish what is intended to be comprehensive guidance on accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities --
 Deferral of the Effective Date of SFAS No. 133, an Amendment of SFAS No. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Management is currently in the process of assessing the effect, if any, on the Company's financial condition and results of operations of the adoption of SFAS No. 133.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The bulletin does not change the existing rules on revenue recognition. Implementation of SAB 101 was extended by SAB 101B to the fourth quarter of the fiscal year beginning after December 15, 1999. Management is currently in the process of assessing the impact, if any, on the Company's financial condition and results of operations of implementing SAB 101.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  Our market risks relating to our operations result primarily from changes in interest rates. The interest rates that we pay for borrowings under our credit facility are based on the LIBOR rate of interest charged by our lender. Our Company operating results will be impacted by changes in interest rates. We estimate that based on an estimated annual average balance on our credit facility that each 1% change in market interest rate will impact before tax earnings by approximately $1.6 million. Our First Mortgage Notes bear interest at a fixed rate of 10.25%. Our customer deposits also bear interest at a fixed rate, which is established on an annual basis at the beginning of each farming season based on prevailing market rates for similar programs in each of the regions in which we operate. The Company also engages in certain commodity hedging activities with respect to its natural gas, grain and seed purchases. Given the current economic climate, we believe that the rates in force approximate market rates. We do not hold or issue derivative financial instruments for trading purposes.

  At September 30, 2000, the Company's exposure to market risk factors had not materially changed from December 31, 1999.

                           PART 2. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits:

      Exhibit
      Number                 Title of Document
      -------                -----------------
       3.01                  Restated Certificate of
                             Incorporation of the
                             Company.+

       3.02                  Certificate of Amendment
                             of Restated Certificate
                             of Incorporation of the
                             Company.+

       3.03                  Amended and Restated
                             Bylaws of the Company.+

       4.01                  Indenture dated as of
                             April 22, 1999 by and
                             among the Company, the
                             Guarantors, and the
                             United States Trust
                             Company of New York, as
                             Trustee.+

       4.02                  Form of 101/4% First
                             Mortgage Note Due 2009
                             (Included in Exhibit
                             4.01)+

      10.14                  Amendment Agreement
                             dated August 18, 2000
                             amending Credit
                             Agreement.++

      10.15                  Second Amendment to
                             Revolving Credit
                             Agreement among Royster-
                             Clark, Inc., various
                             financial institutions,
                             DLJ Capital Funding.,
                             J.P. Morgan Securities,
                             Inc., and U.S. Bancorp,
                             Ag Credit, Inc.+++

      27.1                   Financial data schedule

--------
+  Incorporated by reference to Registration Statement on Form S-4 (Reg. No.:
   333-81235) where it has been filed as an Exhibit.
++ Incorporated by reference to Form 10Q for the quarterly period ended June
   30, 2000 (Reg. No.: 333-81235) where it has been filed as an Exhibit. +++Filed herewith.

  (b) Reports on Form 8-K--None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Royster-Clark, Inc.

                                                    /s/ Walter R. Vance
                                            By ________________________________
                                                      Walter R. Vance
                                                 Chief Accounting Officer

Date: November 14, 2000