Form 10-K
period 2000-12-31
ROYSTER-CLARK INC
filed 2001-04-02
CIK 1088893

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 2, 2001

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15D OF THE SECURITIES EXCHANGE ACT OF 1934

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934
                  For the Fiscal Year Ended December 31, 2000
                                      or
             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934
           For the Transition period from              to

                       Commission File Number: 333-81235

                               ----------------
                              ROYSTER-CLARK, INC.
            (Exact name of registrant as specified in its charter)

        DELAWARE                   2875                   76-0329525
     (State or other         (Primary Standard         (I.R.S. Employer
      jurisdiction              Industrial            Identification No.)
   of incorporation or      Classification Code
      organization)               Number)

                               ----------------
                          600 FIFTH AVENUE 25TH FLOOR
                           NEW YORK, NEW YORK 10020
                                (212) 332-2965
  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                   SEE TABLE OF ADDITIONAL REGISTRANTS BELOW

                               ----------------
       FRANCIS P. JENKINS, JR.                       With Copies to:
   CHAIRMAN OF THE BOARD AND CHIEF              PETER A. BASILEVSKY, ESQ.
          EXECUTIVE OFFICER                    SATTERLEE STEPHENS BURKE &
         ROYSTER-CLARK, INC.                            BURKE LLP
     600 FIFTH AVENUE 25TH FLOOR               230 PARK AVENUE, SUITE 1130
      NEW YORK, NEW YORK 10020                NEW YORK, NEW YORK 10169-0079
           (212) 332-2965                            (212) 818-9200
 (Name, address, including zip code,
and telephone number, including area
     code, of agent for service)

                               ----------------
                              TITLE OF EACH CLASS
                     10 1/4% First Mortgage Notes Due 2009
          Securities registered pursuant to Section 12(b) of the Act:
                                     None
          Securities registered pursuant to Section 12(g) of the Act:
                                     None

-------------------------------------------------------------------------------
  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_] Not applicable
  State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing (see definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. Not applicable

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              ROYSTER-CLARK, INC.

                        TABLE OF ADDITIONAL REGISTRANTS

                                                     PRIMARY
                                                     STANDARD
                                                    INDUSTRIAL    IRS EMPLOYER
                                      STATE OF    CLASSIFICATION IDENTIFICATION
NAME                                INCORPORATION  CODE NUMBER        NO.
----                                ------------- -------------- --------------
Royster-Clark Group, Inc..........    Delaware         2875        13-4055347
Royster-Clark AgriBusiness, Inc...    Delaware         5191        58-1599501
Royster-Clark Nitrogen, Inc.......    Delaware         2873        36-3536929
Royster-Clark Resources LLC.......    Delaware         5191        22-3652274
Royster-Clark Realty LLC..........    Delaware         6512        22-3648552
Royster-Clark AgriBusiness Realty
 LLC..............................    Delaware         6512        22-3648546

The address, including zip code, and telephone number, including area code, of the principal offices of the additional registrants listed above is: 600 Fifth Avenue -- 25th Floor, New York, New York 10020; the telephone number at that address is (212) 332-2965.

                              ROYSTER-CLARK, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I.
Item 1. Business.........................................................   1
Item 2. Properties.......................................................   8
Item 3. Legal Proceedings................................................   9
Item 4. Submission of Matters to a Vote of Security Holders..............  10
Part II.
Item 5. Market for Registrant's Common Equity and Related Stockholder
 Matters.................................................................  11
Item 6. Selected Financial Data..........................................  11
Item 7. Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................  12
Item 7a. Quantitative and Qualitative Disclosures about Market Risk......  17
Item 8. Financial Statements and Supplementary Data......................  18
Item 9. Changes In and Disagreements with Accountants on Accounting and
 Disclosure..............................................................  51
Part III.
Item 10. Directors and Executive Officers of the Registrant..............  52
Item 11. Executive Compensation..........................................  55
Item 12. Security Ownership of Beneficial Owners and Management..........  59
Item 13. Relationships and Related Transactions..........................  60
Part IV.
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
 K.......................................................................  61
Signatures...............................................................  62

                           FORWARD-LOOKING STATEMENTS

 This Form 10-K contains "forward-looking statements" within the meaning of
 Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Report, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "hope," "may" and similar expressions, as well as "will," "shall" and other indications of future tense, are intended to identify forward-looking statements. Similarly, statements that describe the Company's future plans, objectives, targets or goals are also forward-looking statements. The forward-looking statements are based on our current expectations and speak only as of the date made. These forward-looking statements involve known and unknown risks, uncertainties and other factors that in some cases have affected our historical results and could cause actual results in the future to differ significantly from the results anticipated in forward-looking statements made in this Report. Important factors that could cause a material difference include, but are not limited to, (i) changes in matters which affect the global supply and demand of fertilizer products, (ii) the volatility of the natural gas markets, (iii) a variety of conditions in the agricultural industry such as grain prices, planted acreage, projected grain stocks, U.S. government policies, weather and changes in agricultural production methods, (iv) possible unscheduled plant outages and other operating difficulties, (v) price competition and capacity expansions and reductions from both domestic and international producers, (vi) the relative unpredictability of national and local economic conditions within the markets we serve, (vii) environmental regulations, (viii) other important factors affecting the fertilizer industry, (ix) fluctuations in interest rates and (x) other factors referenced in the Company's Reports and registration statements filed with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements.

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

                                    PART I

ITEM 1. BUSINESS.

General

  We believe we are one of the largest independent retail and wholesale distributors, in terms of retail sales, of agricultural fertilizer, seed, crop protection products and agronomic services to farmers in the United States. We primarily focus on major farming regions in the East, South and Midwest of the United States. Our distribution business supplies a full range of products and services to our retail and wholesale customers through approximately 400 facilities, including retail farm centers ("Farmarkets"), granulation, blending and seed processing plants, and an integrated network of storage and distribution terminals and warehouses. In addition, we operate two nitrogen-manufacturing plants that supply our distribution business with nitrogen fertilizer products. We operate as a retailer and wholesaler of a complete package of products and services to help farmers become more profitable, efficient and environmentally sound. In 2000, we generated revenues of $913.2 million and EBITDA of $56.9 million.

  Royster-Clark, Inc. has a long history. W.S. Clark & Sons, Inc. began operations in 1872 as a general mercantile company. The corporate antecedents of Royster Company were formed in 1881 to exploit natural fertilizer resources from South America. Royster-Clark, Inc. ("Royster-Clark" or "the Company") was formed in 1992 through the merger of these two companies. The current management team assumed active control at Royster-Clark in the summer of 1995.

  On April 22, 1999, 399 Venture Partners, Inc., an affiliate of Citicorp Venture Capital Ltd., through its newly formed company Royster-Clark Group, Inc. ("Royster-Clark Group" or "RCG"), acquired all of the outstanding shares of Royster-Clark, Inc. (predecessor) from some members of its management. Royster-Clark, Inc. (successor) then acquired all of the outstanding shares of three operating subsidiaries, IMC AgriBusiness, Inc., IMC Nitrogen Company and Hutson's AG Service, Inc. from IMC Global, Inc. These three IMC entities are referred to as "AgriBusiness."

  In order to finance the acquisition of AgriBusiness and re-structure the Company's debt, the Company used proceeds from equity contributions by 399 Venture Partners, Inc. of $59.0 million; management rollover equity of $19.6 million; issuance of $10.0 million of Royster-Clark Group junior subordinated notes payable maturing in 2010 to IMC Global, Inc.; the issuance of $200.0 million principal amount of 10.25% First Mortgage Notes due 2009 held by various financial institutions ("Noteholders"); and, proceeds from the Senior Secured Credit Facility ("credit facility") created on April 22, 1999. As a result of these transactions and subsequent issuances of stock, 399 Ventures and affiliate owns approximately 37.3% of the outstanding voting stock and 70.3% of the total outstanding capital stock of Royster-Clark Group, members of our management own approximately 50.0% of the outstanding voting stock and 22.9% of the total outstanding capital stock of Royster-Clark Group and have the right to acquire an additional 10% of the voting stock through a stock purchase plan. Royster-Clark Group owns all of the outstanding stock of Royster-Clark.

  AgriBusiness was initially formed in the mid-1980s as Vigoro Industries, Inc. through the leveraged buy-out of Kaiser Agricultural Chemicals and Estech Branded Fertilizer, both retailers of agricultural inputs. AgriBusiness acquired the East Dubuque nitrogen facility in 1987. Vigoro merged with IMC Global in 1996 and then AgriBusiness was formed, combining the Farmarket retail and nitrogen businesses of Vigoro and the Rainbow business of IMC Global. AgriBusiness expanded its retail and wholesale distribution system with the 1997 acquisition of Hutson's Ag Service, Inc., a Kentucky-based crop production input distributor with approximately 25 retail stores.

  During the first and third quarters of 2000, the Company completed a series of small acquisitions consisting primarily of 28 retail farm supply centers, a terminal and a seed conditioning facility in southeastern Virginia and northeastern North Carolina, western Kentucky and Tennessee and the border between Iowa and Minnesota.

  In February of 2001, Royster-Clark Group signed a non-binding letter of intent to acquire certain assets of Agro Distribution, LLC, an operating division of Agriliance, a retailer of crop input products. The transaction involves approximately 140 retail farm supply centers located in twelve states, and a wholesale professional products business serving the turf, ornamental, nursery and forestry markets. We can not be assured that this transaction will be completed nor assess how it will affect the Company.

Risk Factors

  Risk factors to our business include, but are not limited to, the following:

  . Poor weather conditions can lead to a decline in our revenues.

  . Price volatility of materials we purchase for resale could affect our profitability.

  . Increases in the price of natural gas could affect the profitability of our sales of manufactured nitrogen products.

  . Downturns in the nitrogen industry or changes in end user market demands could reduce the revenues and profitability of our business.

  . Interest rates could change substantially, materially impacting our profitability.

  . Our industry is very competitive and the actions of our competitors could reduce the value of an investment in our Company.

  . Our success depends on a limited number of key executives who we may not be able to adequately replace in the event they leave the Company.

  . Our operations have risks that may result in liability for environmental conditions and other damage not covered by insurance or which exceed our insurance coverage.

  . We have a long-term supply contract with IMC Global and their failure to perform under this contract could disrupt our operations.

  . Government regulations and agricultural policy may affect our customers and markets.

  . We may have claims and liabilities under environmental health and safety laws and regulations.

  . Our indebtedness could adversely affect our financial health and limit our ability to grow and compete.

  . We may not be able to generate the necessary amount of cash to service our existing debt, which may require us to refinance our debt or default on our scheduled debt payments.

Business Operations

 Agricultural Infrastructure

  We have an extensive agricultural product infrastructure of approximately 400 facilities, including Farmarkets, granulation, blending and seed processing facilities and an integrated network of storage and distribution terminals and warehouses. In addition, we operate two nitrogen-manufacturing plants that supply our distribution business with nitrogen fertilizer products. This infrastructure allows us to efficiently process, distribute and store product close to the end-user and to supply our customers on a timely basis during the planting seasons. In addition, we use port facilities on the Atlantic Ocean and the Mississippi River system to provide flexibility in product purchasing, including the ability to access overseas markets when they offer lower prices than domestic markets. Our facilities cover the major farming markets in the East, South and Midwest. We believe that this market presence provides a number of competitive advantages, including:

  . Allows us to supply some of the country's largest buyers of crop production inputs,

  . Provides the opportunity to distribute product for some of the major farm input producers who are seeking broad distribution of their products; and

  . Provides market diversity that helps to insulate the overall business from difficult farming conditions as a result of poor weather in any one particular market or adverse market conditions for a specific crop.

  Over 90% of our revenues relate to the distribution of crop production inputs purchased from third parties and resold to retail and wholesale customers. In the current market for nitrogen products and natural gas, nitrogen producers have not been able to pass along the full impact of natural gas price increases. Since the Company is a net purchaser of nitrogen products, we are only partially exposed to fluctuations in nitrogen fertilizer prices resulting from natural gas price fluctuations. Less than 10% of our sales come from manufacturing nitrogen fertilizer products.

  We have instituted central management controls and utilize our logistical expertise and enterprise information technology systems to manage our extensive businesses and facilities network. We understand the importance of flexibility at the local level to adapt to local conditions. We aim to achieve the proper balance of central control and direction with local flexibility by utilizing team management and appropriate incentive programs.

 Retail Distribution

  We operate approximately 300 Farmarket retail farm centers, including approximately 30 third-party commission sales stores, making us one of the largest retailers of crop production inputs to farmers in North America. Farmarkets market their products and services primarily to end users, the farmers. Farmarkets typically service farmers within a 15 to 25 mile radius of their locations. We operate centers predominantly in the Midwest to service corn and soybean farmers and in the Southeast to service farmers focused on higher management crops, including cotton, peanuts, tobacco and vegetables.

  We sell a complete line of products to farmers, including fertilizer, seed and crop protection products. Each Farmarket tailors its product offering to the specific needs of farmers within its service area. While we provide a complete line of products and services, fertilizer represents the majority of the typical Farmarket's business. We offer both blended fertilizer and our own premium branded granulated fertilizer products at most of our Farmarkets.

  We also distribute a full range of crop protection products at our Farmarkets. For the convenience of our customers, Farmarkets carry large inventories of herbicides, insecticides, fungicides and other products, which target pest problems affecting crops. This capability allows our retail centers to be a "one-stop supplier" for farmers who need a complete package of crop protection services, including technical advice, delivery services and field application. The Farmarket receives crop protection products from our network of strategically located distribution centers. We receive distributor and dealer cash rebates based on the volume and type of products that we sell. Most of our cash rebates are typically paid near the end of the calendar year but may also be advanced monthly, as sales are made.

  We also contract with area farmers to grow certified seed products that are processed and bagged in a number of seed processing facilities. As such, we have placed an emphasis on new seed technology and provide a complete range of seed to farmers through local retail centers. Increasingly, our seed product is processed for leading seed companies, and sold under their private labels. For example, we were one of the first outside companies to grow, process, bag and distribute Roundup Ready soybeans for Monsanto. Roundup Ready is a popular new biotechnology product that allows the soybean to tolerate Roundup, a popular crop protection product. Despite recent published stories concerning the controversial commingling of crops produced from biotechnological modified seed with conventional seed, we believe that seed technology based on genetic engineering may be an important growth area for agriculture. In addition, the Company produces and markets its own proprietary Vigoro Seed brand.

  In addition to selling physical crop production inputs, Farmarket personnel provide agronomic services to farmers. These services range from the custom blending and application of crop nutrients to meet the needs of individual farmers, to more sophisticated and technologically advanced services on a fee basis such as soil sampling, pest level monitoring and yield monitoring using global position systems satellites and satellite-linked variable rate spreaders and applicators.

  We operate point-of-sale computer systems at each of our Farmarkets that provide data daily for inventory control, budgeting, forecasting, working capital management, and requirements planning. Modern management concepts such as organizing field sales by relying on teams of Farmarket managers are also utilized.

 Wholesale Distribution

  Our wholesale distribution operation supplies a full range of fertilizer, seed and crop protection products to customers in the Southeast and Midwest. Our primary wholesale business includes the purchase of nitrogen, phosphate and potash, three essential nutrients for plant growth, for resale to wholesale customers. We process the majority of these crop nutrients into blended and granulated fertilizer products and then sell them as mixed fertilizers.

  We believe we are one of the largest North American producers of agricultural granulated fertilizer. In terms of number of plants, we have been a leading manufacturer and distributor of premium, branded agricultural granulated fertilizers with our primary market focus in the Southeastern farming regions. These products are marketed under the Super Rainbow, Rainbow, International, Bonanza, Gold Dollar and Weaver brand names. Granulated fertilizer products are used by farmers who produce specialty crops, such as citrus fruits, vegetables, tobacco, peanuts and cotton. Farmers growing these crops are willing to invest more in premium crop nutrients, such as granulated fertilizers.

  We operate six granulation plants, which produce homogenized nitrogen, phosphate and potash products. We believe that we are among the most efficient, low-cost producers of granulated fertilizers in the U.S. market. We have a cost-effective production process that uses potash, phosphate and nitrogen to manufacture granulated fertilizer products with excellent agronomic traits.

  We also offer a range of products with slightly different nutrient contents within each branded, blended product category. The ability to offer a range of fertilizer blends helps us accommodate the needs of farmers growing a variety of specialty crops under different soil conditions. We also produce custom products to meet the specific needs of large customers.

  We distribute our wholesale products in the southeastern United States through a network of over 900 independent dealers. Typically, our products represent 25% to 45% of a dealer's annual product turnover. We have supplied granulated fertilizer product to some members of our network for over 50 years. These customer relationships provide a competitive advantage today. We provide a broad array of products and services through our dealer network.

  Another key part of our wholesale business is a network of terminals and storage facilities located in the Midwest. This integrated network services customers throughout Iowa, Missouri, Wisconsin, Minnesota, Illinois, Indiana, Michigan, Ohio, Pennsylvania, New York, West Virginia and Kentucky. When selling nitrogen fertilizer products, the East Dubuque and Cincinnati plants' proximity to our wholesale business terminals provides a freight cost advantage over other suppliers, some of which must transport from the Gulf Coast region or Trinidad. In addition to lowering freight costs, the location of our wholesale business' supply terminals helps us meet the needs of customers in the Midwest in a timely manner.

  We have developed a customer base throughout the Midwest in both the agricultural and industrial markets. In the aggregate, our wholesale business services approximately 1,200 customers in the region. Our wholesale business' agricultural customer base is diverse and is composed of small family-owned distributors, larger regional dealers and several national chains. The industrial customer base is smaller and less seasonal than the agricultural customers, yet is growing at a more rapid pace. On average, customers have conducted business with us for over 15 years.

 Nitrogen Fertilizer Production

  We produce nitrogen fertilizer and industrial products that are sold through our wholesale distribution network. We own and operate a fully integrated nitrogen manufacturing plant in East Dubuque, IL, which produces nitrogen products for both the agricultural and industrial markets. This plant is designed to produce anhydrous ammonia, nitric acid, ammonium nitrate solution, liquid and granular urea, nitrogen solutions and carbon dioxide using natural gas as a feedstock. This plant can optimize the product mix according to swings in demand and pricing for its various products. In the year 2000, this plant produced, through its various processes, approximately 1,173 thousand tons. Quantities produced were in turn consumed in the process of producing other upgraded nitrogen products that resulted in the shipment of approximately 433,000 tons of ammonia and upgraded nitrogen products.

  Located in the heart of the Midwest, we believe that the East Dubuque plant enjoys a significant freight cost advantage relative to competing facilities servicing the region which are located in the Gulf Coast region and in Trinidad.

  The East Dubuque facility has operated at full capacity during the past ten years. Through product-exchange agreements with other nitrogen producers in the Midwest, we reduce transportation costs by limiting the East Dubuque service area to customers within a 100-mile radius of the plant. We often source products from competitors' facilities on a cost-efficient basis for Farmarket retail centers outside the East Dubuque service area. Such exchange arrangements, coupled with the extensive fertilizer storage capacity in our overall system, have enabled us to optimize production on a year-round basis and minimize transportation costs.

  The Company decided in December 2000 to temporarily shutdown production at the East Dubuque plant. With natural gas price increases of 282% during 2000 from approximately $2.60 per MMBTU to approximately $9.98 per MMBTU, the Company believed it could yield higher cash flow selling the natural gas versus upgrading it to various nitrogen products. The large increases in natural gas prices resulted from high industrial usage of natural gas, including usage by electric utilities, a colder winter and no significant new supplies coming online in the near future. Natural gas prices have moderated since the end of 2000 and production at the East Dubuque plant resumed in March 2001.

  We also operate a smaller nitrogen manufacturing facility in Cincinnati, OH that shipped approximately 130,000 tons of upgraded nitrogen products in 2000. This plant purchases anhydrous ammonia and manufactures nitric acid and ammonium nitrate liquor for industrial use and nitrogen solutions for the agriculture market. The industrial market represents approximately 25% of sales of manufactured nitrogen products. Since the industrial business is non-seasonal, these sales provide a year-round revenue source.

  Substantially all of the nitrogen products manufactured in these two facilities are sold through our wholesale distribution operation for either agricultural or industrial purposes. While our profitability is influenced by fluctuations in nitrogen prices, our strategic location in the heart of the Midwest, extensive terminal and warehouse systems, complimentary wholesale distribution channels and industrial customer concentration mitigate some of the impact of nitrogen price fluctuations. In 1998, 1999 and 2000, less than 10% of our sales came from manufacturing nitrogen fertilizer products.

Seasonality

  Our business is seasonal with 70% of sales occurring between March and July. This seasonality results from the planting, growing and harvesting cycles of our customers. Inventories must be accumulated to be available for seasonal sales, requiring significant storage capacity. The accumulation of inventory is financed by suppliers or by the Company through its credit facility.

  As a result of the inherent seasonality of our business, we experience significant fluctuations in our revenues, income and net working capital levels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." This seasonality also generally results in higher fertilizer prices during the peak periods, with prices typically reaching their highest point in the spring, decreasing in the summer, increasing in the fall through the spring.

Products

  The following table shows our revenues by product line for the years ended December 31, 2000 and nine months ended December 31, 1999. The pro forma information for the years ended December 31, 1996, 1997 and 1998 assume the acquisition of AgriBusiness by Royster-Clark occurred on January 1, 1996.

                                                                    Nine Months
                                       Proforma Year Ended Ended       Ended      Year Ended
                                     ------------------------------ December 31, December 31,
                                        1996      1997      1998        1999         2000
($000)                                  ----      ----      ----    ------------ ------------
Fertilizer.......................... $  331,275   330,160   299,250   194,824      245,608
Fertilizer Materials................    380,326   406,321   363,362   248,011      328,018
Crop Protection.....................    225,614   230,714   228,776   177,364      202,208
Seed................................     44,543    48,454    63,287    46,970       63,050
Other...............................     56,699    96,851    65,152    47,991       74,352
                                     ---------- --------- ---------   -------      -------
                                     $1,038,457 1,112,500 1,019,827   715,160      913,236
                                     ========== ========= =========   =======      =======

Competition

  The market for the distribution of fertilizer, seed and crop protection products and agronomic services is competitive. We compete in the retail business primarily by providing a comprehensive line of products and what we believe to be superior services at competitive prices. Currently there are approximately 10,500 farm retail centers in North America, operated by three primary types of distribution organizations. Principal competitors in agricultural crop production inputs distribution include agricultural cooperatives, which have the largest market share in a majority of the locations served by us; national fertilizer producers and major grain companies; and independent distributors.

Demand for the agricultural products and services that the Company offers may be affected by: 1) continued population growth, 2) stable U.S. planted acreage, 3) limited amount of arable land, 4) government programs, 5) increasing farm size due to consolidation, 6) consolidation of crop input producers, 7) biotechnology and 8) evolving environmental, health and safety regulations.

Raw Materials and Supplies

  Fertilizer, nitrogen, phosphate and potash are global commodities that can be purchased from multiple suppliers. We purchase our fertilizer, seed and crop protection products primarily from the major North American producers. We also have the capability to import products from foreign suppliers. Final purchasing decisions are made based on several factors including availability, price, quality and customer requirements. As a result of these factors, the quantity of imported materials purchased for later resale or consumption will vary. Related to the acquisition of AgriBusiness, we have entered into a ten-year supply agreement with IMC Global to purchase specific quantities of phosphate and potash. The purchase prices of the products covered by the IMC Global supply agreement are determined and fixed annually and approximate market prices. The supply agreement automatically renews for additional 5-year periods unless it is canceled by either party. The supply agreement also specifies remedies available to the parties in the event of noncompliance, which include compensatory damages in the event of a failure to purchase or supply the required quantities of covered products. The amounts paid to IMC Global under this agreement were approximately $140.7 million during 2000.

  Approximately 74% of our wholesale business' nitrogen products are sourced from the East Dubuque and Cincinnati facilities. We purchase nitrogen from a number of different suppliers to meet the balance of our wholesale and retail requirements.

  The major raw material in the manufacture of nitrogen products is natural gas. Our East Dubuque plant's annual gas purchases are approximately 11.6 billion cubic feet. We purchase natural gas monthly through a combination of firm-supply, fixed-priced and market-priced long-term contracts. We are able to purchase natural gas at competitive prices due to our connection to the Northern Illinois Gas (Nicor) distribution system and its proximity to the Northern Natural Gas pipeline. In December 2000, we elected to close down the East Dubuque facility and as a result negotiated the sale and assignment of several of the fixed-price and index-priced gas contracts that were due to expire in 2001. During the shutdown, the Company performed a maintenance turnaround that was scheduled for later in the year. The maintenance turnaround was completed and production resumed in March 2001. While Management believes that sufficient natural gas supplies exist for the Company to operate the East Dubuque facility for the foreseeable future, increases in the price of natural gas will affect the profitability of our sales of manufactured nitrogen products.

  The Cincinnati plant purchases anhydrous ammonia for use in the production of nitric acid and other upgraded nitrogen products. Anhydrous ammonia is purchased under contract from one primary supplier in the region, but could be purchased from a variety of other suppliers. The anhydrous ammonia is delivered to the plant by barge and rail.

  We are a leading distributor of crop protection products for most major agricultural chemical companies. We have a network of distribution centers that allows us to fulfill this role.

Employees and Labor Relations

  We employ approximately 2000 non-unionized and salaried employees, 230 unionized employees and approximately 900 temporary employees during seasonal periods. We believe we have good relations with our employees.

  Three union contracts will expire in 2001 covering approximately 32 employees. We believe that we will be able to obtain new union contracts. As of December 31, 2000, there was a temporary layoff of unionized employees at our East Dubuque plant due to the shutdown in December. Some of the unionized employees were utilized during the shutdown to perform a turnaround that had been previously scheduled for later in 2001. Laid off employees were all called back by mid February with the plant completing its turnaround and resuming production in March 2001. We have not experienced any significant work stoppages in the past. Additionally, our management has a good relationship with union employees and has historically experienced low turnover.

Environmental Matters

  Our facilities and operations must comply with a variety of federal, state and local environmental laws, regulations and ordinances, including those related to air emissions, water discharges and chemical and hazardous waste management and disposal. Laws relating to workplace safety and worker health and safety also govern our operations, primarily under the rules of the Occupational Safety and Health Administration and the United States Department of Transportation. We believe that our operations are in compliance in all material respects with current requirements under environmental laws and employee safety laws.

  Environmental laws may hold current owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of hazardous or toxic substances, materials or wastes, pollutants or contaminants, including petroleum and petroleum products. Because of our operations, the history of industrial or commercial uses at some of our facilities, the operations of predecessor owners or operators of some of the businesses we acquired, and the use, production and release of hazardous substances at these sites, the liability provisions of environmental laws may affect us. Many of our facilities have experienced some level of regulatory scrutiny in the past and are or may be subject to further regulatory inspections, future requests for investigation or liability for regulated materials management practices.

  We are in the process of responding to the presence of hazardous substances, including nitrates, phosphorus and pesticides in soils and/or groundwater at a number of sites. At other locations, past releases of fertilizers or other hazardous substances have been documented along with the corrective actions we have taken. Our environmental consultants and we have concluded that no further action is currently required. In addition, we have also removed or filled in place underground storage tanks from some of our facilities and, in some instances are responding to historic releases at these locations. In total, both voluntary and government ordered cleanups of releases of hazardous substances are planned or being performed at approximately forty-nine sites. Also, with the limitations described below, indemnity may be available for locations for which response actions are planned or required. The cost of these on-going and potential response actions is not expected to have a material adverse effect on our business, financial condition or results of operations.

  The Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), provides for responses to, and, in some instances, joint and several liability for releases of, hazardous substances into the environment. We have been identified as a potentially responsible party under CERCLA for five off-site locations to date. We believe we are a de minimis party or not liable at all for those sites.

  In our acquisition of AgriBusiness assets, we obtained indemnities for some claims related to on-site and off-site environmental conditions and violations of environmental laws, which existed or arose prior to the acquisition. This indemnity has a $4.5 million deductible, time limitation and an overall cap on all indemnities. In the purchase of Royster-Clark and AgriBusiness, we also obtained indemnities for claims related to on-site and off-site environmental conditions and violations of environmental laws, which existed or arose in relation to the Royster-Clark facilities prior to April 22, 1999. That indemnity is subject to an overall $2.0 million deductible, time limitation, and an overall cap of $5.0 million on all indemnities. In our acquisition of assets from the Lebanon Chemical Corporation, we obtained indemnities for claims related to on-site and off-site environmental conditions and violations of environmental laws, which arose prior to the acquisition. This indemnity has deductibles, caps, cost sharing and time limitations depending on the subject matter of the environmental claim. As part of their indemnity obligation, Lebanon is required to respond to environmental conditions at five of our facilities. The Company also obtained indemnities from the former stockholder of Alliance for environmental conditions identified as of the date of the acquisition.

  At December 31, 2000, the Company had accruals of approximately $3.7 million for future costs associated with remediation of certain environmental matters. Approximately $0.3 million relates to accruals recorded in conjunction with the 1998 acquisition of Lebanon, by Royster-Clark in 1998, $2.6 million relates to accruals recorded in conjunction with the AgriBusiness acquisition and $0.4 million relates to accruals recorded in connection with acquisitions during 2000. Costs charged against these accruals for the year ended December 31, 2000 were approximately $77 thousand.

  Capital expenditures for environmental projects are expected to be $0.4 million over the next 5 years to perform containment work at 5 sites in Kentucky to comply with state legislation passed in 1999 with a five-year phase-in period.

  Based on our experience to date, we believe that the future cost of compliance with existing environmental laws, including liability for known environmental claims, will not have a material adverse effect on our business, financial condition or results of operations. However, future events, such as changes in existing laws and regulations or their interpretation, may give rise to additional compliance costs or liabilities that could have a material adverse effect on our business, financial condition or results of operations. Compliance with more stringent laws or regulations, as well as stricter or different interpretations of existing laws, may require additional expenditures by us that could be material.

ITEM 2. PROPERTIES.

  We have an extensive infrastructure of over 400 facilities, consisting of retail farm centers ("Farmarkets"), granulation, blend, seed processing and manufacturing plants and an integrated network of warehouses and terminals. Our facilities cover the major farming markets in the East, South and Midwest.

  A typical Farmarket is located in or near a small farming community. The main building would normally include office space for two or three people, an area to receive customers and indoor warehousing of 5,000 to 10,000 square feet for crop protection products and seeds. Typically, there is a second building for the storage of bulk fertilizers and materials. A majority of Farmarkets would also have a fertilizer blending facility, where fertilizer materials are mixed together to produce bulk fertilizer products.

  The following table provides information regarding our principal production and storage facilities.

                                                                        Tons Capacity (in 000's)
                                                            -------------------------------------------------
                                                                         Production
                                                            -------------------------------------
                                          Type of            Nitrogen   Super-   Granu- Blending/
            Location                     Facility           Production phosphate lation   Seed      Storage   Acres
            --------                     --------           ---------- --------- ------ --------- ----------- -----
 East Dubuque, Illinois(1)...... Nitrogen plant (ammonia,
                                 urea, ammonium nitrate       1,173                                     127.0  208
                                 and nitric acid plant
 Cincinnati, Ohio(1)............ Nitrogen plant (nitric
                                 acid,                          120                                      51.3   92
                                 ammonium nitrate and
                                 nitrogen solution plant)
 Madison, Wisconsin(1).......... Granulation plant                        N/A      90                    18.0   26
 Norfolk, Virginia(1)........... Granulation plant                         30      80                    25.0   24
 Americus, Georgia(1)........... Granulation plant                         70     200                    32.0  156
 Florence, Alabama(1)........... Granulation plant                         30     150                    13.0   15
 Hartsville,
  South Carolina(1)............. Granulation Plant                         50     150                    22.6   29
 Winston-Salem,
  North Carolina(1)............. Granulation Plant                        N/A     150                    17.6   11
 Washington, North Carolina(1).. Seed production and                                              bulk 44 Bu/
                                 processing facility                                       600     bag 60 bg     6
 Union City, Tennessee.......... Seed production and
                                 processing facility                                       780    bulk 578 Bu   35
 Mulberry, Florida(1)........... Blend plant                                                85           20.0   40
 Washington Court House,
  Ohio(1)....................... Blend Plant                                               124           37.0   29
 Mt. Sterling, Ohio(1).......... Blend plant (Liquid)                                       30           18.0   11
 Tifton, Georgia(1)............. Blend plant (Liquid)                                       20            8.2    6
 Marseilles, Illinois(1)........ Large storage terminal                                                  64.5  141
 Murray, Kentucky(1)............ Large storage terminal                                                  32.0   31
 Wilmington,
  North Carolina(1)............. Large storage terminal                                                  37.0   30
 Petersburg, Virginia........... Large storage terminal                                                  40.0   12
 Columbus, Ohio(1)(2)........... Large storage terminal                                                  15.0   10

(1) The First Mortgage Notes are secured by mortgages on these properties.

(2) Granulation facility was converted to a terminal in 2000.

  All of the properties in the above table (with the exception of the Union City, Tennessee and Petersburg, Virginia facilities) are subject to liens of the First Mortgage Notes discussed in note 10 to the consolidated financial statements included in this report.

  In addition to the properties noted above, our two real estate subsidiaries own approximately 280 Farmarkets and other production, storage and distribution facilities with our operating subsidiary owning the assets purchased subsequent to April 22, 1999. The stock of the two real estate subsidiaries is subject to liens by holders of the First Mortgage Notes.

  In addition to the assets and properties we own, we lease warehouses and terminals from third parties. These facilities enhance our ability to source products to retail centers and wholesale customers throughout the year, especially during the high-volume spring season.

ITEM 3. LEGAL PROCEEDINGS.

  We are involved in periodic litigation in the ordinary course of business, including lawsuits brought by employees and former employees alleging discriminatory termination practices. We cannot assure you that future litigation alleging discrimination in our termination practices would not adversely affect our financial condition or results of operations.

  We do not believe that there are any pending or threatened legal proceedings, including ordinary litigation incidental to the conduct of our business and the ownership of our properties that, if adversely determined, would materially affect us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS)

  Included in the Selected Financial Data is EBITDA, which represents net earnings (loss) plus interest, taxes, depreciation and amortization. EBITDA presented below should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, nor is EBITDA necessarily a measure of our ability to fund our cash needs. EBITDA may not be comparable to similarly titled measures reported by other companies.

  The following table provides selected financial and other data of Royster-Clark, Inc., as of and for each of the years in the three-year period ended December 31, 1998, the nine months ended December 31, 1999, and year ended December 31, 2000. This information should be read with the consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations and Cash Flows" and other information found elsewhere in this report.

  Effective April 1, 1999, Royster-Clark Group, a newly formed entity capitalized with approximately $59.0 million in cash, acquired all of the then outstanding stock of Royster-Clark, Inc. On April 22, 1999, Royster-Clark, Inc. acquired all of the outstanding shares of three operating subsidiaries, IMC AgriBusiness, Inc., IMC Nitrogen Company and Hutson's AG Service, Inc. from IMC Global, Inc. These three IMC entities are referred to as "AgriBusiness." As a result, the income statement, balance sheet and other data of Royster-Clark, Inc. as of and for the nine months ended December 31, 1999 and year ended December 31, 2000, derived from our audited consolidated financial statements, reflect the acquisition of Royster-Clark and AgriBusiness and are described as "Successor" and is not comparable with Royster-Clark, Inc. as predecessor company.

  The selected "Predecessor" financial and other data as of and for the years ended 1996, 1997, and 1998 were derived from the audited financial statements of Royster-Clark, Inc. prior to its acquisition by Royster-Clark Group.

                                Predecessor                   Successor
                          --------------------------  -------------------------
                                                          Nine
                          Year Ended December 31,     Months Ended  Year Ended
                          --------------------------  December 31, December 31,
                            1996     1997     1998        1999         2000
                            ----     ----     ----    ------------ ------------
Income Statement Data:
 Net sales............... $222,933  227,613  218,672     715,160     913,236
 Gross profit............   33,280   34,996   33,026     144,221     184,780
 Operating income
  (loss).................   11,444   11,781    8,544      34,332      21,552
 Net earnings (loss).....    3,814    4,331    1,832       6,623      (4,760)
Other Data:
 EBITDA..................   13,615   14,086   11,222      50,151      56,925
 Ratio of earnings to
  fixed charges..........     2.15     2.33     1.47        1.41        0.84
 Depreciation and
  amortization...........    2,171    2,305    2,678      15,819      25,725
 Capital expenditures....    1,442    2,029    2,145      19,752      18,082
 Acquisitions............      --       --    24,517     259,676      26,600
 Net cash provided by
  (used in) operating
  activities.............   12,333   (6,581)  13,157      97,090     (15,088)
 Net cash used in
  investing activities...   (1,119)  (2,006) (26,532)   (278,458)    (44,173)
 Net cash provided by
  (used in) financing
  activities.............  (11,213)   8,647   13,388     185,996      55,004

                              At December 31,              At December 31,
                          --------------------------  -------------------------
                            1996     1997     1998        1999         2000
                            ----     ----     ----        ----         ----
Balance Sheet Data:
 Working capital......... $ 14,514   26,253   30,726     163,834     191,436
 Total assets............   83,547   96,065  120,397     521,507     623,356
 Long-term debt less
  current installments...   12,600   23,025   33,817     297,380     340,752
 Redeemable preferred
  stock..................   12,000   12,000   12,000         --          --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS.

THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS. SEE "FORWARD-LOOKING STATEMENTS' ABOVE.

General

  Royster-Clark, Inc. together with its subsidiaries, (the "Company" or "Royster-Clark") is a retail and wholesale distributor of mixed fertilizer, fertilizer materials, seed, crop protection products and agronomic services to farmers, primarily in the East, South and Midwest. The Company's operations include retail farm centers ("Farmarkets"), granulation, blending and seed processing plants, and an integrated network of storage and distribution terminals and warehouses. In addition, the Company operates two nitrogen-manufacturing plants that supply the retail and wholesale distribution businesses with nitrogen fertilizer products. Our business is affected by a number of factors, including weather conditions, prevailing prices for fertilizer, natural gas used in the production of various fertilizers and other crop production inputs.

  Weather conditions can significantly impact our results of operations. Adverse weather conditions during the planting season may force farmers to either delay or abandon their planting, which may lead to lower use of fertilizer, seed and crop protection products.

  The crop production inputs distribution business is seasonal, with 70% of sales occurring between March and July based upon planting, growing and harvesting cycles. This seasonality results from the planting, growing and harvesting cycles of our customers. Inventories must be accumulated to be available for seasonal sales, requiring significant storage capacity. The accumulation of inventory is financed by suppliers or by the Company through its credit facility. Depending on weather and field conditions, this period of peak activity can begin several weeks earlier or later than normal, which may have a material impact on whether sales are recorded in the first or second quarter.

  Another factor affecting our business is the price for fertilizers. We purchase nitrogen materials, phosphates, and potash and resell these nutrients in either their original form or in the form of multi-nutrient fertilizers. Prices for phosphates have recently experienced some volatility while potash has been relatively stable over the past several years. During the first and second quarters of 2000, nitrogen pricing improved due to producers' production cutbacks to reduce excess inventory coming into the spring season. The level of nitrogen prices directly impacts the profitability of our two nitrogen-manufacturing plants.

Acquisitions

  During the first and third quarters of 2000, the Company completed a series of small acquisitions consisting primarily of several retail farm supply centers and terminals for approximately $26.6 million in cash. Debt of $4.1 million was assumed in the first quarter transactions, of which $4.0 million was repaid immediately after closing. These acquisitions have been accounted for using the purchase method of accounting. One acquisition included 13 retail farm supply centers and a terminal in southeastern Virginia and northeastern North Carolina ("Alliance"). Three additional acquisitions included 11 retail farm supply centers, a seed processing facility, a grain operation and a warehouse for seed and crop protection products concentrated in Kentucky and Tennessee ("American Crop Services" or "ACS") and four retail farm supply centers in Iowa and Minnesota. We believe these acquisitions should strengthen and expand our position in local market areas where we did not have a strong presence. Operating results for the acquisitions are included in the operating results of Royster-Clark from the date of consummation of each transaction.

Results of Operations

  The following table and discussion provides information regarding Royster-Clark, Inc.'s statement of operations (predecessor and successor companies) as a percentage of net sales. The results of operations for the year ended December 31, 2000 and the nine months ended December 31, 1999 represent the operations of Royster-Clark, Inc. (successor) subsequent to the acquisition of its stock by Royster-Clark Group, Inc. and includes post acquisition operations of AgriBusiness. Both transactions had effective dates of April 1, 1999. The results of operations for the year ended December 31, 1998 represent the operations of Royster-Clark, Inc. (predecessor) prior to its acquisition by Royster-Clark Group.

                                               Successor         Predecessor
                                       ------------------------- ------------
                                                    Nine Months
                                        Year Ended     Ended      Year Ended
                                       December 31, December 31, December 31,
                                           2000         1999         1998
                                       ------------ ------------ ------------
Net sales.............................    100.0%       100.0            100.0
Cost of sales.........................     79.8         79.8             84.9
                                          -----        -----            -----
Gross profit..........................     20.2         20.2             15.1
Selling general and administrative
 expense..............................     17.8         15.4             11.2
                                          -----        -----            -----
Operating income......................      2.4          4.8              3.9
Interest expense......................     (4.2)        (3.2)            (2.5)
Gain on sale of natural gas
 contracts............................      1.1          --               --
                                          -----        -----            -----
Income (loss) before income taxes.....     (0.7)         1.6              1.4
Income tax expense (benefit)..........     (0.2)         0.7              0.6
                                          -----        -----            -----
Net income (loss).....................     (0.5)%        0.9              0.8
                                          =====        =====            =====

Year ended December 31, 2000 compared to nine months ended December 31, 1999

  Net sales. Royster-Clark's net sales were $913.2 million for 2000 compared to $715.2 million for 1999, an increase of $198.0 million, or 27.7%. Net sales increased by $50.6 million as a result of the acquisitions made in 2000. Three-month net sales for the first quarter 2000 were $173.2 million. Excluding acquisitions and the first quarter sales, the remaining decrease in net sales of $25.8 million, or 3.6%, resulted from wholesale sales force reductions and the closure of non-performing Farmarkets effected after the second quarter in 1999 and reduced government tobacco quotas.

  Gross profit. Gross profit was $184.8 million for 2000 compared to $144.2 million for 1999, an increase of $40.6 million, or 28.2% due to the sales increases discussed above. Gross margin was 20.2% for 2000 compared to 20.2% for 1999.

  Selling, general and administrative expenses. Selling, general and administrative expenses were $163.2 million for 2000 compared to $109.9 million for 1999, an increase of $53.3 million, or 48.5%. Selling, general and administrative expenses increased by $11.2 million due to acquisitions. In the first quarter of 2000, selling, general and administrative expenses were $37.4 million. The remainder of the increase was due to higher expenses associated with the integration of the Royster-Clark and AgriBusiness computer systems. Selling, general and administrative expenses as a percentage of net sales were 17.8% for 2000 compared to 15.4% for 1999. Higher selling, general and administrative expenses as a percent of net sales resulted from higher depreciation on capital expenditures; depreciation and other expenses related to computer system integration; higher fuel costs; and higher expenses for legal and other professional services.

  Operating income. Operating income was $21.6 million for 2000 compared to $34.3 million in 1999, a decrease of $12.7 million, or 37.0%, as the result of the factors discussed above. Operating income as a percentage of net sales were 2.4% for 2000 compared to 4.8% for 1999, a decline of 2.4%.

  Interest expense. Interest expense was $38.0 million for 2000 compared to $23.2 million for 1999, an increase of $14.8 million, or 63.8%. The increase in interest expense was due higher borrowings against our credit facility to fund acquisitions made during the year, a greater increase in current assets than current liabilities compared to 1999 and higher market interest rates which affects the rate charged on borrowings under the credit facility. Interest in the first quarter of 2000 was $7.7 million.

  Gain of sale of natural gas contracts. The Company decided in December 2000 to temporarily shutdown production at the East Dubuque plant. With natural gas price increases of 282% during 2000 from approximately $2.60 per MMBTU to approximately $9.98 per MMBTU, the Company believed it could yield higher cash flow selling its committed natural gas supplies versus upgrading them to various nitrogen products. Accordingly, the Company sold all its rights, title and interests in several fixed-priced and index-priced natural gas contracts to unrelated third parties. The contracts sold were for natural gas to be delivered for periods from mid-December 2000 when the assignment contracts were executed through October 31, 2001 with most of the quantities relating to the first quarter of 2001. The Company recorded a gain of $9.6 million in December 2000 related to these sales.

  Income tax expense (benefit). Income tax benefit was ($2.0) million for 2000 compared to income tax expense of $4.6 million for 1999. This decrease is attributable to the decrease in income before taxes for 2000 described above. The effective tax rate was 30.0% for 2000 compared to 40.8% for 1999. The decline in the effective tax rate resulted from the impact of goodwill amortization and other nondeductible items for income tax purposes.

  Net earnings (loss). Net loss was ($4.8) million for 2000 compared to net earnings of $6.6 million for 1999, a decrease of $11.4 million. This decrease was attributable largely to acquisitions, first quarter operating losses and other fluctuations noted above.

 Nine months ended December 31, 1999 compared to year ended December 31, 1998

  Net sales. Royster-Clark's net sales were $715.2 million for 1999 compared to $218.7 million for 1998, an increase of $496.5 million or 227.0%. Net sales increased due to the contribution from the operations of AgriBusiness, which was acquired effective April 1, 1999, and Lebanon, which was acquired in December 1998. Partially offsetting this increase was lower sales of nitrogen products due to price deflation of approximately 16% versus 1998, resulting from production over capacity in the industry and low grain commodity prices. Sales of granulated mixed goods also declined due to reduced tobacco acreage resulting from tobacco quota cutbacks announced by the government and low commodity prices as farmers attempted to save on their production costs by switching to lower price blended mixed goods.

  Gross profit. Gross profit was $144.2 million for 1999 compared to $33.0 million for 1998, an increase of $111.2 million or 337.0%, primarily due to higher sales attributable to the acquired businesses described above and higher gross margins from certain product groups described below. Gross margins were 20.2% for 1999 compared to 15.1% for 1998. Higher gross margin predominantly resulted from the change in overall product sales mix related to the AgriBusiness purchase. Sales of product from AgriBusiness locations have a higher proportion of fertilizer, carrying higher gross margin percentages, versus lower margin percentages for seed and crop protection products. Higher gross margin rates also resulted from the firming of prices of certain fertilizer materials.

  Selling, general and administrative expenses. Selling, general and administrative expenses were $109.9 million for 1999 compared to $24.5 million for 1998, an increase of $85.4 million or 348.6%, primarily due to the acquisitions described above. Higher selling, general and administrative expense as a percent of sales resulted from higher labor and equipment costs of spreading and application equipment used in the Midwest to generate service income.

  Operating income. Operating income was $34.3 million for 1999 compared to $8.5 million for 1998, an increase of $25.8 million or 303.5%, as the result of higher gross profit partially offset by higher operating expenses. Operating margins were 4.8 % for 1999 compared to 3.9% for 1998.

  Interest expense. Interest expense was $23.2 million for 1999 compared to $5.5 million for 1998, an increase of $17.7 million or 321.8%, primarily due to interest on borrowings against our Senior Secured Credit Facility. Associated with the issuance of $200 million of First Mortgage Notes in conjunction with the acquisition of Agribusiness.

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

Environmental Matters

  At December 31, 2000, the Company had accruals of approximately $3.7 million for future costs associated with remediation of certain environmental matters. Approximately $0.3 million relates to accruals recorded in conjunction with the 1998 acquisition of Lebanon. Approximately $3.0 million relates to accruals recorded in conjunction with the AgriBusiness acquisition and $0.4 million relates to accruals recorded in connection with acquisitions during 2000. Costs charged against these accruals for the year ended December 31, 2000 and the nine months ended December 31, 1999 were $77 thousand and $10 thousand, respectively.

  Environmental remediation projects related to the cleanup of hazardous substances are in the progress at approximately forty-nine sites. The cleanup efforts primarily involve remediation of excess nitrates, phosphorous and pesticides in soils and/or groundwater at these sites, or costs to be incurred in the cleanup and monitoring of old underground storage tanks. Certain of these remediation efforts are of a long-term nature.

Merger-related Accruals

  In connection with the acquisitions in April 1999 to purchase Royster-Clark, Inc. (predecessor company) and AgriBusiness, the Company recorded accruals of $9.5 million in 1999 for future costs to be incurred related to the closure of certain facilities, severance and termination benefits, and relocation costs of employees. These costs represent management's estimates of the ultimate obligations associated with executing its restructuring plans. In accordance with management's plans, the closed locations and the individuals to be terminated were specifically identified.

  The following table shows the merger-related accruals and the remaining liability as of December 31, 2000.


                                         Costs Incurred
                         Balance as of For the Year Ended              Balance as of
                         December 31,     December 31,    Revisions to December 31,
                             1999             2000         Estimates       2000
                         ------------- ------------------ ------------ -------------
Costs to exit certain
 facilities.............    $  883              (94)          (157)          632
Severance and
 termination related
 accruals...............     4,131           (2,511)          (555)        1,065
Relocation costs........       100             (314)           317           103
                            ------           ------           ----         -----
Total merger-related
 cost...................    $5,114           (2,919)          (395)        1,800
                            ======           ======           ====         =====

  The costs to exit certain facilities represent the costs to close an office building which was redundant with an existing facility and ten retail locations that were evaluated to be unprofitable. All facilities identified were closed as of September 30, 1999. The revision in estimate during the year resulted from the finalization of the restructuring plan identifying qualified closing costs to be incurred in relation to the closings.

  A total of 188 employees were identified for termination, as the positions were redundant with existing personnel. The positions eliminated included positions in sales, administration and production. As of December 31, 2000, 185 had been terminated. The remaining employees have left employment with the Company or have assumed new positions with the Company. The severance paid to date represents partial payments to the 185 individuals terminated to date. Remaining severance obligations are being paid out over periods ranging from 4 to 18 months. The revision to estimates reflects adjustments to amounts required to be paid for remaining severance obligations. The termination of employees and closure of facilities has not had a material impact on other areas of operations.

  The relocation costs paid represent payments to 22 individuals during the year for expenses incurred while relocating. These expenses included moving, house hunting and travel related costs. The revision to estimates reflects increased costs for grossing up of relocation payments to taxable income of relocated individuals. The remaining relocation costs are expected to be paid out over the next six months.

Liquidity and Capital Resources

  Our primary capital requirements are for working capital, debt service, capital expenditures and possible acquisitions. For day-to-day liquidity requirements, we operate under a $245 million senior secured credit facility ("credit facility") with a consortium of banks. At December 31, 2000, the collateral in hand under this facility supported a borrowing availability of $164.9 million, from which we had drawn $136.0 million. This facility includes up to $10.0 million for letters of credit. This facility contains financial and operational covenants and other restrictions with which we must comply, including a requirement to maintain financial ratios and limitations on our ability to incur additional indebtedness.

  In November 2000, the consortium of lenders agreed to amend several ratios for quarterly measurement dates beginning September 30, 2000 through the remaining term of the credit facility. Additionally, the Company requested and the consortium of lenders agreed to lower the available borrowing capacity under the credit facility from the then current $275.0 million to $245.0 million and to permit limited secured consignment agreements. In consideration for the modifications, the interest rate charged under the credit facility was amended to calculate interest based on our leverage ratio.

  With the credit facility amendment and present working capital balances, the Company believes that the increase in interest expense will not have a material effect on the results of operations of the Company. We believe that cash generated from operations and borrowings available under the amended credit facility will be sufficient to meet our operating and capital needs in the foreseeable future.

  Capital expenditures were $18.1 million for the year ended December 31, 2000 compared with $19.8 million for the year ended December 31, 1999. These capital expenditures were primarily for computer system integration expenditures, facilities improvements, machinery and equipment replacement and environmental improvement projects.

  Net cash used in operating activities for the year ended December 31, 2000 was $15.1 million. The most significant component of cash flows used in operating activities was movement in operating assets and liabilities due to the seasonal nature of our business with higher other receivables and inventory being the largest components. Net cash used in investing activities amounted to $44.2 million; of which $26.6 million was due to the acquisitions completed during the first and third quarters of 2000. Net cash provided by financing activities totaled $55.0 million. Cash was provided by net borrowings of $43.4 million from the credit facility and by a seasonal increase in customer deposits of $15.8 million. These proceeds were partially offset by principal payments of $4.0 million in long-term debt assumed in one of the acquisitions made during the first quarter of 2000 that was repaid at the closing of the transaction.

  Net working capital, excluding senior secured credit facility and current installments of long-term debt at December 31, 2000 totaled $194.1 million versus $166.5 million at December 31, 1999, an increase of $27.6 million, or 16.6%. This increase resulted primarily from $26.5 million in working capital from acquisitions at December 31, 2000. The remaining $1.1 million increase is the result of numerous increases and decreases in individual working capital items.

Effect of Unadopted Accounting Standards

  The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities and most recently in June 2000, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133. These statements establish what is intended to be comprehensive guidance on accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of SFAS No. 133, an Amendment of SFAS No. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is required and will adopt SFAS Nos. 133 and 138 on January 1, 2001. Management has examined the provisions of SFAS Nos. 133 and 138 and believes that its adoption on January 1, 2001 will not have a material effect on the Company's financial condition and results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

  Our market risks relating to our operations result primarily from changes in interest rates. The interest rates that we pay for borrowings under our credit facility are based on the LIBOR rate of interest charged by our lenders. Our operating results will be impacted by changes in interest rates. We estimate that based on an estimated annual average balance on our credit facility of $152.1 million that each 1% change in market interest rate will impact before tax earnings by approximately $1.5 million. Our First Mortgage Notes bear interest at a fixed rate of 10.25%. Our customer deposits also bear interest at a fixed rate, which is established on an annual basis at the beginning of each farming season based on prevailing market rates for similar programs in each of the regions in which we operate.

  The Company also engages in certain commodity hedging activities with respect to its grain and seed purchases. Given the current economic climate, we believe that the hedge contracts are at market rates. We do not hold or issue derivative financial instruments for trading purposes.

ITEM 8. Financial Statements and Supplementary Data.

                   Index to Consolidated Financial Statements

                                                                           Page
                                                                           -----
Independent Auditors' Report..............................................    19
Consolidated Balance Sheets...............................................    20
Consolidated Statements of Operations.....................................    21
Consolidated Statements of Stockholders' Equity...........................    22
Consolidated Statements of Cash Flows..................................... 23-24
Notes to Consolidated Financial Statements................................ 25-50

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholder
Royster-Clark, Inc.:

  We have audited the accompanying consolidated balance sheets of Royster-Clark, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholder's equity and cash flows for the year ended December 31, 2000, for the nine months ended December 31, 1999 and the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Royster-Clark, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000, for the nine months ended December 31, 1999 and for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

Norfolk, Virginia
March 9, 2001

                      ROYSTER-CLARK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999
                  (Dollars in thousands, except share amounts)

                                                                  2000    1999
                                                                -------- -------
                       Assets (note 9)
Current assets:
  Cash........................................................  $    413   4,670
  Trade accounts receivable, net of allowance for doubtful
   accounts of $5,891 and $7,032 at December 31, 2000 and
   1999, respectively.........................................    80,425  96,826
  Other receivables (note 15).................................    38,372  17,640
  Inventories (note 5)........................................   240,530 158,667
  Prepaid expenses............................................     4,478   1,148
  Refundable income taxes.....................................       871   4,402
  Deferred income taxes (note 8)..............................     9,329   5,112
                                                                -------- -------
    Total current assets......................................   374,418 288,465
Property, plant and equipment, net (notes 6 and 10)...........   216,698 190,606
Goodwill, net of accumulated amortization of $2,049 and $880
 at December 31, 2000 and 1999, respectively (note 4).........    18,383  14,584
Deferred income taxes (note 8)................................       --   11,868
Deferred financing costs, net of accumulated amortization of
 $3,409 and $1,438 at December 31, 2000 and 1999, respectively
 (notes 9 and 10).............................................    12,533  14,516
Other assets, net.............................................     1,324   1,468
                                                                -------- -------
                                                                $623,356 521,507
                                                                ======== =======
             Liabilities and Stockholder's Equity
Current liabilities:
  Current installments of long-term debt (note 11)............  $  2,617   2,705
  Customer deposits (note 7)..................................    68,179  49,880
  Accounts payable............................................    87,637  47,693
  Accrued expenses (note 4)...................................    24,549  24,353
                                                                -------- -------
    Total current liabilities.................................   182,982 124,631
Senior secured credit facility (note 9).......................   135,956  92,545
10 1/4% First Mortgage Notes due 2009 (note 10)...............   200,000 200,000
Long-term debt, excluding current installments (note 11)......     4,796   4,835
Other long-term liabilities (note 14).........................     5,608   4,274
Deferred income taxes (note 8)................................     3,552     --
                                                                -------- -------
    Total liabilities.........................................   532,894 426,285
                                                                -------- -------
Stockholder's equity (note 4):
  Common stock, no par value; authorized 350,000 shares; 1
   share issued and outstanding at December 31, 2000 and 1999,
   respectively...............................................       --      --
  Additional paid-in capital..................................    88,599  88,599
  Retained earnings...........................................     1,863   6,623
                                                                -------- -------
    Total stockholder's equity................................    90,462  95,222
Commitments, contingencies and subsequent event (notes 3, 4,
 11, 12, 14, 15, and 19)......................................
                                                                -------- -------
                                                                $623,356 521,507
                                                                ======== =======

          See accompanying notes to consolidated financial statements.

                      ROYSTER-CLARK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
     Year Ended December 31, 2000, Nine Months Ended December 31, 1999 and
                          Year Ended December 31, 1998
                             (Dollars in thousands)

                                                 Successor         Predecessor
                                         ------------------------- ------------
                                                      Nine months
                                          Year ended     ended      Year ended
                                         December 31, December 31, December 31,
                                             2000         1999         1998
                                         ------------ ------------ ------------
                                                        (note 1)
Net sales..............................    $913,236     715,160      218,672
Cost of sales (note 15)................     728,456     570,939      185,646
                                           --------     -------      -------
    Gross profit.......................     184,780     144,221       33,026
Selling, general and administrative
 expenses..............................     163,228     109,889       24,482
                                           --------     -------      -------
    Operating income...................      21,552      34,332        8,544
Interest expense.......................     (38,001)    (23,150)      (5,489)
Gain on sale of natural gas contracts
 (note 15).............................       9,648         --           --
                                           --------     -------      -------
    Income (loss) before income taxes..      (6,801)     11,182        3,055
Income tax expense (benefit) (note 8)..      (2,041)      4,559        1,223
                                           --------     -------      -------
    Net income (loss)..................    $ (4,760)      6,623        1,832
                                           ========     =======      =======


          See accompanying notes to consolidated financial statements.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
  Year Ended December 31, 2000, Nine Months Ended December 31, 1999 and Year
                            Ended December 31, 1998
          (Dollars in thousands, except share and per share amounts)

                     Successor Common      Predecessor Common                                     Treasury
                       Stock Issued           Stock Issued     Additional          Common Stock     Stock           Total
                     -------------------   -------------------- paid-in   Retained  subject to  --------------  stockholder's
                      Shares     Amount     Shares     Amount   capital   earnings  put option  Shares  Amount     equity
                     --------   --------   ---------- ------------------- -------- ------------ ------  ------  -------------
Predecessor:
  Balance at
   December 31,
   1997.............                          120,487  $     1   10,218     6,732     (1,861)   (2,320) $(345)     14,745
  Dividends
   declared--Series
   B preferred
   stock, $100 per
   share from
   January 1, 1998
   to December 31,
   1998.............                              --       --       --     (1,200)       --        --     --       (1,200)
  Exercise of stock
   options .........                               10      --         2       --         --        --     --            2
  Change in common
   stock subject to
   put option.......                              --       --       --        --          (3)      --     --           (3)
  Treasury stock--
   Purchase of
   terminated
   employee shares
   in the Employee
   Stock Ownership
   Plan.............                              --       --       --        --         --     (1,202)  (223)       (223)
  Net income........                              --       --       --      1,832        --        --     --        1,832
                      --------   --------  ----------  -------   ------    ------     ------    ------  -----      ------
  Balance at
   December 31,
   1998.............                          120,497  $     1   10,220     7,364     (1,864)   (3,522) $(568)     15,153
                      ========   ========  ==========  =======   ======    ======     ======    ======  =====      ======

-----------------------------------------------------------------------------------------------------------------------------

Successor:
  Cash capital
   contributed by
   Royster-Clark
   Group............         1        --          --   $   --    59,043       --         --        --   $ --       59,043
  Capital
   contribution of
   Royster-Clark
   Group securities
   issued to
   predecessor
   stockholders in
   the acquisitions
   of the Company by
   Royster-Clark
   Group............       --         --          --       --    19,556       --         --        --     --       19,556
  Capital
   contribution of
   junior
   subordinated
   notes from
   Royster-Clark
   Group used as
   consideration in
   the AgriBusiness
   transaction......       --         --          --       --    10,000       --         --        --     --       10,000
  Net income........       --         --          --       --       --      6,623        --        --     --        6,623
                      --------   --------  ----------  -------   ------    ------     ------    ------  -----      ------
  Balance at
   December 31,
   1999.............         1        --          --       --    88,599     6,623        --        --     --       95,222
  Net loss..........       --         --          --       --       --     (4,760)       --        --     --       (4,760)
                      --------   --------  ----------  -------   ------    ------     ------    ------  -----      ------
  Balance at
   December 31,
   2000.............         1        --          --   $   --    88,599     1,863        --        --   $ --       90,462
                      ========   ========  ==========  =======   ======    ======     ======    ======  =====      ======

         See accompanying notes to consolidated financial statements.

                      ROYSTER-CLARK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
   Year Ended December 31, 2000, Nine Months Ended December 31, 1999 and Year
                            Ended December 31, 1998
                             (Dollars in thousands)

                                                 Successor         Predecessor
                                         ------------------------- ------------
                                                      Nine months
                                          Year ended     ended      Year ended
                                         December 31, December 31, December 31,
                                             2000         1999         1998
                                         ------------ ------------ ------------
                                                        (note 1)
Cash flows from operating activities:
 Net income (loss)......................   $ (4,760)       6,623        1,832
                                           --------     --------     --------
 Adjustments to reconcile net income
  (loss) to net cash provided by (used
  in) operating activities:
 Provision for doubtful accounts........      2,800        1,703          451
 Depreciation and amortization..........     25,725       15,819        2,678
 Loss (gain) on sale of fixed assets....        616          326          (25)
 Gain on sale of natural gas
  contracts.............................     (9,648)         --           --
 Deferred income tax expense............     (2,341)       4,559          370
 Changes in operating assets and
  liabilities increasing (decreasing)
  cash:
  Trade accounts receivable.............     16,427       18,085        3,916
  Other receivables.....................    (11,084)     (15,079)        (627)
  Inventories...........................    (67,785)     142,948       (3,401)
  Prepaid expenses......................     (3,151)       3,294          (33)
  Refundable income taxes...............      3,531       (4,402)        (307)
  Other assets..........................       (779)         462           49
  Accounts payable......................     34,628      (74,257)       8,860
  Accrued expenses......................       (156)      (3,657)          76
  Income taxes payable..................        --           --          (384)
  Other long-term liabilities...........        889          666         (298)
                                           --------     --------     --------
   Total adjustments....................    (10,328)      90,467       11,325
                                           --------     --------     --------
   Net cash provided by (used in)
    operating activities................    (15,088)      97,090       13,157
                                           --------     --------     --------
Cash flows from investing activities:
 Proceeds from sale of property, plant
  and equipment.........................        509          970          130
 Purchases of property, plant and
  equipment.............................    (18,082)     (19,752)      (2,145)
 Acquisitions, net of cash acquired of
  $20 and $40 in 2000 and 1999,
  respectively..........................    (26,600)    (259,676)     (24,517)
                                           --------     --------     --------
   Net cash used in investing
    activities..........................    (44,173)    (278,458)     (26,532)
                                           --------     --------     --------
Cash flows from financing activities:
 Proceeds from senior secured credit
  facility..............................    410,166      340,788      248,600
 Payments on senior secured credit
  facility..............................   (366,756)    (247,825)    (247,243)
 Proceeds from issuance of First
  Mortgage Notes........................        --       200,000          --
 Capital contribution by RCG............        --        23,088          --
 Long-term debt refinanced..............        --       (67,750)         --
 Principal payments on long-term debt...     (4,218)        (154)      (2,042)
 Proceeds from long-term debt...........        --           --        11,625
 Net increase (decrease) in customer
  deposits..............................     15,812      (46,474)       4,055
 Payment of deferred financing costs....        --       (15,677)        (291)
 Dividend payments......................        --           --        (1,095)
 Stock options exercised................        --           --             2
 Payments to acquire treasury stock.....        --           --          (223)
                                           --------     --------     --------
   Net cash provided by financing
    activities..........................     55,004      185,996       13,388
                                           --------     --------     --------
Net increase (decrease) in cash.........     (4,257)       4,628           13
Cash at beginning of period.............      4,670           42           29
                                           --------     --------     --------
Cash at end of period...................   $    413        4,670           42
                                           ========     ========     ========
Supplemental disclosure of cash flow
 information:
 Cash paid during the period for
  interest..............................   $ 38,332       17,762        5,546
                                           ========     ========     ========
 Cash paid during the period for income
  taxes.................................   $  1,432        4,491        1,544
                                           ========     ========     ========

          See accompanying notes to consolidated financial statements.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
  Year Ended December 31, 2000, Nine Months Ended December 31, 1999 and Year
                            Ended December 31, 1998
                            (Dollars in thousands)

  Supplemental disclosure of noncash investing and financing activities:

    As discussed in note 4 to the consolidated financial statements, in 2000 the Company completed several acquisitions. In conjunction with these transactions, the Company assumed liabilities of $14,357, including $4,092 in debt assumed in the Alliance transaction, of which, $3,957 was repaid immediately after closing.

    As discussed in note 4 to the consolidated financial statements, in 1999 the Company completed an acquisition of the business unit of IMC Global known as IMC AgriBusiness, Inc. (IMC). In conjunction with this transaction, the Company assumed liabilities of $183,000 and $10,000 of the purchase price was financed by an equity contribution from Royster Clark Group. Also in conjunction with the acquisition of Royster-Clark, Inc by Royster Clark Group, $152,746 of liabilities were assumed.

    As discussed in note 4 to the consolidated financial statements, the Company finalized the purchase accounting related to the acquisition of IMC in 2000 resulting in an increase in property, plant and equipment and a decrease in deferred income taxes of $13,657.


         See accompanying notes to consolidated financial statements.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)
                       December 31, 2000, 1999 and 1998

(1) Description of Business and Basis of Presentation

  Royster-Clark, Inc. (herein referred to as Royster-Clark or the Company) is a retail and wholesale distributor of mixed fertilizer, fertilizer materials, seed, crop protection products and agronomic services to farmers, primarily in the East, South and Midwest. The Company's operations consist of retail farmer centers, granulation, blending and seed processing plants, and an integrated network of storage and distribution terminals and warehouses. In addition, the Company operates two nitrogen-manufacturing plants that supply the retail and wholesale distribution businesses with nitrogen fertilizer products.

  As discussed further in notes 3 and 4, effective April 1, 1999, Royster-Clark Group, Inc. (herein referred to as RCG) a newly formed holding company capitalized with approximately $59,000 in cash, acquired all of the then outstanding stock of Royster-Clark. As a result, the accompanying audited consolidated financial statements of Royster-Clark, Inc. and subsidiaries as of December 31, 2000 and 1999, and for the year ended December 31, 2000 and the nine months ended December 31, 1999 reflect the acquisition by RCG as of April 1, 1999.

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

  The accompanying audited consolidated financial statements for the year ended December 31, 1998 represent the results of operations and cash flows of the predecessor company prior to acquisition by RCG, and are not presented on a basis comparable with the audited consolidated financial statements as of and for the year ended December 31, 2000 and the nine months ended December 31, 1999.

(2) Summary of Significant Accounting Policies

 (a) Consolidation

  The consolidated financial statements include the accounts of Royster-Clark, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

 (b) Cash

  The Company transmits, on a daily basis, substantially all available cash to pay balances related to the Senior Secured Credit Facility (note 9). Cash on the consolidated balance sheets represents funds, which are deposited in Company accounts that are not associated with the administration of the Senior Secured Credit Facility.

 (c) Concentration of Credit Risk

  The Company sells its products and services to farmers and retail dealers primarily in the midwestern and southeastern United States. Approximately 70% of the Company's sales are made between March and July. No single customer or group of affiliated customers accounted for more than 10% of the Company's net sales.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

          (Dollars in thousands, except share and per share amounts)
                       December 31, 2000, 1999 and 1998


  In addition to the concentration of sales between March and July, the Company is impacted by a number of other factors, including weather conditions and prevailing prices for fertilizer and other crop production inputs, including natural gas.

  Weather conditions can significantly impact the results of operations. Adverse weather conditions during the planting season may force farmers to either delay or abandon their planting, which may lead to lower use of fertilizer, seed and crop protection products.

 (d) Other Receivables

  Other receivables include vendor rebates and for 2000, amounts receivable from the sale of natural gas contracts (note 15). Vendor rebates represent amounts due from suppliers on chemical and seed products and are accrued when earned, which is typically at the time of sale of the related product. Other receivables also include amounts due from officers or employees of $147 and $203 at December 31, 2000 and 1999, respectively.

 (e) Inventories

  Inventories are stated at the lower of cost or market, with cost being determined by the weighted-average cost method, in which a first-in, first-out flow is assumed. Costs directly associated with warehousing and distribution are capitalized into crop protection and seed inventories. Total warehousing and distribution costs capitalized into inventories amounted to $1,863 and $1,242 at December 31, 2000 and 1999, respectively.

 (f) Derivatives

  The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, and most recently in June 2000, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133. These statements establish what is intended to be comprehensive guidance on accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of SFAS No. 133, an Amendment of SFAS No. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS Nos. 133 and 138 on January 1, 2001. Management has examined the provisions of SFAS Nos. 133 and 138 and believes that its adoption on January 1, 2001 will not have a material effect on the Company's financial condition or results of operations.

 (g) Property, Plant and Equipment

  Property, plant and equipment are stated at cost. All assets are depreciated using the straight-line method using the following estimated useful lives:

                                                    Years of life Years of life
                                                       if new        if used
                                                    ------------- -------------
      Buildings and land improvements..............     7-20          7-20
      Machinery and equipment......................     7-10          7-10
      Furniture, fixtures and office equipment.....     3-10           3-5

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

          (Dollars in thousands, except share and per share amounts)
                       December 31, 2000, 1999 and 1998


 (h) Goodwill

  Goodwill represents the excess purchase price over the estimated fair value at the date of acquisition of the net assets acquired and is being amortized using the straight-line method over a period of 15 years. Management periodically assesses whether there has been a permanent impairment in the value of goodwill. Impairment is determined by comparing anticipated undiscounted future cash flows to the carrying value of the related goodwill. If such assets are considered impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value of the goodwill.

 (i) Deferred Financing Costs

  Deferred financing costs are related to the acquisitions discussed in notes 3 and 4. These costs are being amortized over the term of the related debt facility.

 (j) Other Assets

  Other assets are primarily comprised of long-term prepaid expenses related to defined benefit plans discussed in note 13, long-term notes receivable, various security deposits and non-compete agreements. The non-compete agreements are being amortized on a straight-line basis over their estimated useful lives, which range from 3 to 5 years.

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

 (l) Stock-Based Employee Compensation

  SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and provide the pro forma disclosure provisions of No. SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

 (m) Impairment of Long-Lived Assets

  The Company reviews long-lived assets and certain identifiable intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market or discounted cash flow value is required. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

          (Dollars in thousands, except share and per share amounts)
                       December 31, 2000, 1999 and 1998


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

 (o) Use of Estimates

  Management of the Company has made a number of estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reported period and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.

 (p) Reclassifications

  Certain reclassifications have been made to the financial statements as of and for the nine months ended December 31, 1999 and the year ended December 31, 1998 in order to conform to the financial statement presentation as of and for the year ended December 31, 2000.

(3) Capitalization of RCG

  RCG was formed for the purpose of acquiring all of the outstanding stock of Royster-Clark and to enable the Company to purchase AgriBusiness. RCG is a holding company with no operations independent of those of Royster-Clark. Although Royster-Clark is not legally liable for the obligations of RCG, the ability of RCG to meet its obligations is dependent on Royster-Clark's ability to pay dividends to RCG in an amount sufficient to service these obligations, including dividend payments on RCG's preferred stock, and principal and interest payments on RCG's junior subordinated notes. The following paragraphs summarize the terms of RCG's outstanding securities.

  RCG has issued $20,000 of junior subordinated notes, $10,000 of which were issued to IMC Global, Inc. (herein referred to as IMC Global) in conjunction with the acquisition of AgriBusiness. The notes bear interest at an annual rate of 12%. Through maturity, RCG may elect to pay interest due in the form of additional junior subordinated notes. The notes, including additional notes issued in lieu of interest, are due April 2010. Of these notes, $10,000, which represents the notes issued to IMC Global, are exchangeable after three years for unregistered notes with rights similar to those of the Royster-Clark 10 1/4% First Mortgage Notes due 2009 (herein referred to as the First Mortgage Notes), subject to compliance with the terms of the debt obligations of Royster-Clark. The terms of the indenture and the other debt obligations currently prohibit such exchange and are expected to prohibit this exchange for the foreseeable future.

  RCG has also issued 607,140 shares of 12% Series A Senior Cumulative Compounding Preferred Stock (herein referred to as the Senior Preferred Stock), 132,636 of which were issued to former stockholders of Royster-Clark in conjunction with the acquisition of Royster-Clark, with a $0.01 per share par value and a liquidation value of $100 per share. Dividends are payable annually at the rate of $12 per share per annum when, as and if declared by the Board of Directors. Additional dividends accrue on unpaid dividends. In the event that

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

          (Dollars in thousands, except share and per share amounts)
                       December 31, 2000, 1999 and 1998

RCG shall be liquidated, dissolved or wound up, whether voluntarily or involuntarily, after all creditors of RCG shall have been paid in full, the holders of the Senior Preferred Stock shall be entitled to receive an amount equal to $100 in cash per share plus an amount equal to full cumulative dividends accrued and unpaid before any proceeds are paid to the holders of the Series B Junior Preferred Stock (herein referred to as the Junior Preferred Stock) or the RCG common stock.

  RCG has issued 74,874 shares of Junior Preferred Stock, all of which were issued to former stockholders of Royster-Clark in conjunction with the acquisition of Royster-Clark, Inc., with a $0.01 per share par value and a liquidation value of $100 per share. The holders of the Junior Preferred Stock shall not be entitled to receive any dividends until 2004. Thereafter, the holders of the Junior Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors, cash dividends at the rate of $12 per share. Dividends, when entitled, shall be cumulative. In the event that RCG shall be liquidated, dissolved or wound up, whether voluntarily or involuntarily, after all creditors of RCG have been paid in full and the holders of any Senior Preferred Stock have been paid, the holders of the Junior Preferred Stock shall be entitled to receive an amount equal to $100 in cash per share plus an amount equal to cumulative dividends accrued and unpaid before any proceeds are paid to the holders of the RCG common stock.

  RCG has issued a total of 728,426 shares of Class A and 1,231,600 of Class B no par common stock, of which 368,426 of the Class A common stock was issued to former stockholders of Royster-Clark in conjunction with the acquisition of Royster-Clark. The common stock was issued in two series, Class A and Class B, with 2,200,000 and 2,000,000 shares authorized, respectively. The rights and privileges are identical between the two classes except with regards to voting rights. The holders of Class A common stock have the general right to vote for all purposes while the holders of Class B common stock have no voting rights.

(4) Acquisitions

  The paragraphs on the following pages describe acquisitions made during 2000; the acquisition of Royster-Clark by RCG and the acquisition of AgriBusiness by Royster-Clark, both transactions having an effective date of April 1, 1999; and other acquisitions made during 1998.

 (a) 2000 Acquisitions

  During the first and third quarters of 2000, the Company completed a series of small acquisitions consisting of several retail farm supply centers, a seed processing facility, two grain terminals and a fertilizer terminal for $26,620 in cash, including $635 in direct costs of the acquisition. Debt of $4,092 was assumed on the transaction, of which $3,957 was repaid immediately after closing. Descriptions of the various transactions are presented below.

  American Crop Services

  On March 7, 2000, the Company acquired substantially all of the property, plant and equipment and inventories of the American Crop Services (herein referred to as ACS) through a plan submitted to a bankruptcy court. The purchase price paid was $16,399. ACS owned and operated fertilizer retail farm supply outlets as well as distribution and storage facilities and a seed conditioning facility located primarily in Kentucky and Tennessee. The acquisition was accounted for by the purchase method of accounting and the accompanying consolidated financial statements include the operating results of ACS from the date of acquisition. Because the fair values of the assets purchased and the liabilities assumed exceed the purchase price, the fair value of the

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

          (Dollars in thousands, except share and per share amounts)
                       December 31, 2000, 1999 and 1998

property and equipment have been reduced. Assets purchased included inventory, certain prepaid expenses and property, plant and equipment.

  Alliance

  On March 17, 2000, the Company acquired shares of stock from Alliance Agronomics, Inc., which owned and operated retail outlets in southern Virginia and northern North Carolina. The acquisition price paid was $4,334. The Company purchased, in a separate, but related transaction, the equity interest in Petersburg Agri-Terminal Associates, a general partnership for $3,609. These two entities are collectively referred to as Alliance. These acquisitions were accounted for by the purchase method of accounting, and the accompanying consolidated financial statements include the operating results of Alliance from the date of acquisition. As a result, the assets and liabilities were adjusted to their fair values, with the excess purchase price over the fair value assigned to goodwill. Goodwill of $4,497 is being amortized over 15 years under the straight-line method. Assets purchased included cash, accounts receivable, inventory and property, plant and equipment.

  Crop Builders, Inc., Armstrong Ag Center, Inc. and Maple Hill Ag, Inc.

  The Company purchased substantially all the assets of Crop Builders, Inc. and Armstrong Ag Center, Inc. in February 2000, and Maple Hill Ag, Inc. in August 2000, consisting of several retail fertilizer outlets in northern Iowa and southern Minnesota for $2,278. The acquisitions were accounted for by the purchase method of accounting, and the accompanying consolidated financial statements include the operating results from the date of acquisition. Assets purchased included receivables, inventory and property, plant and equipment. Because the fair values of the assets purchased and liabilities assumed exceed the purchase price, the fair value of property and equipment has been reduced. The acquisition cost for the purchase was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed.

  The following summarizes the allocation of the purchase price for all of the 2000 acquisitions described above.

      Assets purchased:
        Cash........................................................... $    22
        Receivables, net...............................................   2,826
        Inventories....................................................  14,750
        Prepaid expenses and other assets..............................     244
        Deferred income taxes..........................................     225
        Property and equipment.........................................  18,413
        Goodwill.......................................................   4,497
                                                                        -------
          Total assets purchased.......................................  40,977
                                                                        -------
      Liabilities assumed:
        Accounts payable...............................................   5,316
        Customer deposits..............................................   2,487
        Accrued expenses...............................................     289
        Long-term debt.................................................   4,092
        Deferred income taxes..........................................   1,728
        Other liabilities..............................................     445
                                                                        -------
        Total liabilities assumed......................................  14,357
                                                                        -------
          Purchase price paid.......................................... $26,620
                                                                        =======

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

          (Dollars in thousands, except share and per share amounts)
                       December 31, 2000, 1999 and 1998


 (b) Acquisition of Royster-Clark by RCG

  RCG acquired all of the outstanding stock of Royster-Clark for $55,511, including $1,433 in direct costs of the acquisition, consisting of $35,955 in cash; 132,636 shares of Senior Preferred Stock valued at $13,264; 74,874 shares of Junior Preferred Stock valued at $4,535; 368,426 shares of Common Stock valued at $368; and 728,426 options to purchase additional RCG securities valued at $1,389. Each option entitles the holder to purchase 5.5 shares of Common Stock, 2.0 shares of Senior Preferred Stock and 1.1 shares of Junior Preferred Stock. The acquisition was accounted for as a purchase. As a result, the assets and liabilities were adjusted to their fair values, with the excess purchase price over the fair value assigned to goodwill. Goodwill of $15,107 is being amortized over 15 years under the straight-line method.

  The following summarizes the final allocation of the purchase price:

      Assets purchased:
        Cash........................................................... $    42
        Receivables, net...............................................  40,011
        Inventories....................................................  91,831
        Prepaid expenses...............................................   3,987
        Deferred income taxes..........................................     440
        Property and equipment.........................................  56,241
        Goodwill.......................................................  15,107
        Other assets...................................................     598
                                                                        -------
          Total assets purchased....................................... 208,257
                                                                        -------
      Liabilities assumed:
        Customer deposits..............................................  23,326
        Accounts payable...............................................  44,486
        Accrued expenses...............................................   5,222
        Long-term debt.................................................  67,926
        Deferred income taxes..........................................  11,492
        Other liabilities..............................................     294
                                                                        -------
        Total liabilities assumed...................................... 152,746
                                                                        -------
          Purchase price paid.......................................... $55,511
                                                                        =======

  Subsequent to the acquisition, RCG contributed $23,088 in cash to Royster-Clark which, along with borrowings under the newly established senior secured credit facility described in note 9, was used to refinance $67,750 of the long-term debt assumed above.

  Holders of the shares of the Royster-Clark cumulative redeemable preferred stock Series B $.01 par value converted their shares to Common Stock which were redeemed or exchanged for securities of RCG as a result of the transaction. Prior to the transaction, $300 of dividends was paid on the preferred stock.

 (c) Acquisition of AgriBusiness

  Royster-Clark acquired AgriBusiness through the acquisition of all of the outstanding common stock of its component entities for $269,716 in cash, including $4,825 in direct costs of the acquisition. The acquisition was financed with proceeds from the senior secured credit facility (note 9), the issuance of $200,000 in First Mortgage

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

          (Dollars in thousands, except share and per share amounts)
                       December 31, 2000, 1999 and 1998

Notes (note 10) and $10,000 contributed to the Company by RCG in the form of RCG Junior Subordinated Notes issued to IMC Global.

  The acquisition has been accounted for as a purchase, and as a result, all of the assets and liabilities have been adjusted to their fair values. Because the fair values of the assets purchased and the liabilities assumed exceed the purchase price, the fair value of the property and equipment has been reduced. Royster-Clark and IMC Global have concluded negotiations during the year concerning adjustments to the purchase price paid for AgriBusiness. During 2000, the Company finalized purchase accounting on the AgriBusiness acquisition which resulted in an increase to property, plant and equipment and a decrease to deferred taxes of $13,657. The following summarizes the final allocation of the purchase price:

      Assets purchased:
        Cash.......................................................... $     40
        Receivables, net..............................................   79,164
        Inventories...................................................  209,784
        Prepaid expenses..............................................      762
        Property, plant and equipment.................................  142,283
        Deferred taxes................................................   18,934
        Other assets..................................................    2,349
                                                                       --------
          Total assets purchased......................................  453,316
                                                                       --------
      Liabilities assumed:
        Accounts payable..............................................   77,464
        Customer deposits.............................................   73,028
        Accrued expenses..............................................   22,318
        Long-term debt................................................    7,100
        Other liabilities.............................................    3,690
                                                                       --------
          Total liabilities assumed...................................  183,600
                                                                       --------
        Purchase price paid........................................... $269,716
                                                                       ========

 (d) Restructuring Liabilities

  In connection with the acquisitions of Royster-Clark and Agribusiness, the Company recorded accruals of $9,461 for future costs to be incurred related to the closure of certain facilities, severance and termination benefits and relocation costs of employees. These costs represent management's estimates of the ultimate obligations associated with executing its plans for the combined entity. In accordance with management's plans, the closed locations and the individuals to be terminated were specifically identified.

  The following table shows the merger-related accruals and the remaining liability as of December 31, 2000:

                                       Costs incurred
                                          for the
                         Balance as of   year ended                Balance as of
                         December 31,   December 31,  Revisions to December 31,
                             1999           2000       estimates       2000
                         ------------- -------------- ------------ -------------
Costs to exit certain
 facilities.............    $  883            (94)        (157)          632
Severance and
 termination of related
 accruals...............     4,131         (2,511)        (555)        1,065
Relocation costs........       100           (314)         317           103
                            ------         ------         ----         -----
  Total merger-related
   costs................    $5,114         (2,919)        (395)        1,800
                            ======         ======         ====         =====

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

          (Dollars in thousands, except share and per share amounts)
                       December 31, 2000, 1999 and 1998

  The costs to exit certain facilities represent the costs to close an office building which was redundant with an existing facility and ten retail locations that were evaluated to be unprofitable. All facilities identified were closed as of September 30, 1999. The change in estimate during the year resulted from the finalization of the restructuring plan identifying qualified closing costs to be incurred in relation to the closings.

  A total of 188 employees were identified for termination, as the positions were redundant with existing personnel. The positions eliminated included positions in sales, administration and production. As of December 31, 2000, 185 had been terminated. The remaining employees have left employment with the Company or have assumed new positions with the Company. The severance paid to date represents partial payments to the 185 individuals terminated to date. Remaining severance obligations are being paid out over periods ranging from four to 18 months. The revision to estimates reflects adjustments to amounts required to be paid for remaining severance obligations. The termination of employees and closure of facilities has not had a material impact on other areas of operations.

  The relocation costs paid represent payments to 22 individuals during the year for expenses incurred while relocating. These expenses included moving, house hunting and travel related costs. The revision to estimates reflects increased costs for grossing up of relocation payments to taxable income of relocated individuals. The remaining relocation costs are expected to be paid out over the next six months.

 (e) 1998 Acquisitions

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

  The acquisition can be summarized as follows:

      Assets purchased:
        Receivables, net............................................... $11,055
        Inventories....................................................   5,806
        Property and equipment.........................................   5,484
        Goodwill.......................................................     100
        Non-compete agreement..........................................     100
        Liabilities assumed............................................    (677)
                                                                        -------
          Purchase price paid.......................................... $21,868
                                                                        =======

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

          (Dollars in thousands, except share and per share amounts)
                       December 31, 2000, 1999 and 1998


  Dixie Guano

  On July 16, 1998, the Company acquired certain assets from Dixie Guano, Inc. (herein referred to as Dixie), which owned and operated two retail outlets in southern Virginia. The acquisition price paid was $2,543. The acquisition was accounted for by the purchase method of accounting, and the accompanying financial statements include the operating results of Dixie from the date of acquisition. Assets purchased included accounts receivable, inventory, property, plant and equipment. In addition, a portion of the purchase price was allocated to intangible assets including a non-compete agreement. The non-compete agreement is being amortized over the period of the agreement.

  Harmony

  Effective January 1, 1998, the Company purchased certain assets of Harmony, Inc., a retail fertilizer outlet in North Carolina, for $106. The acquisition was accounted for by the purchase method of accounting, and the accompanying financial statements include the operating results from the date of acquisition. Assets purchased included inventory and equipment.

 (f) Pro Forma Results of Operations

  The following unaudited pro forma summary presents the consolidated income statement information as if the aforementioned transactions had been consummated on January 1, 1999, and do not purport to be indicative of what would have occurred had the acquisitions been made at that date or of the results which may occur in the future.

                                                      Years Ended December 31,
                                                      -------------------------
                                                         2000          1999
                                                      ------------ ------------
      Net sales...................................... $   925,502     1,019,949
                                                      ===========  ============
      Net loss....................................... $    (6,126)       (8,753)
                                                      ===========  ============

  The unaudited pro forma information reflects adjustments made to the historical statements of operations of the companies acquired in 2000 and 1999 for:

    i. The impact on depreciation and amortization of adjusting to the fair values of property, plant and equipment, goodwill and other intangibles, including amortization of the deferred financing costs incurred in the establishment of the senior secured credit facility and the issuance of the First Mortgage Notes;

    ii. The impact on interest expense to reflect the refinancing of Royster-Clark's existing long-term debt, and borrowings on the senior secured credit facility and issuance of the First Mortgage Notes in conjunction with the acquisitions;

    iii. Pro forma adjustments to cost of sales and selling, general and administrative expenses representing the elimination of certain historical costs and expenses. These adjustments, summarized in the table below, for the year ended December 31, 1999 include elimination of payroll costs and benefits associated with the elimination of 89 positions identified as of April 1, 1999; and the elimination of incremental employee benefit and insurance costs as compared to the cost of coverage after integration into Royster-Clark's programs, including the elimination of the administrative allocation from IMC Global and the rollback to 1997 benefit levels as provided in the purchase agreement. The effect has been allocated between cost of

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

          (Dollars in thousands, except share and per share amounts)
                       December 31, 2000, 1999 and 1998

  sales and selling, general and administrative expenses. Management does not expect the closure of the production plant and termination of employees to have a material impact on any other aspect of the pro forma results of operations.

  Summary pro forma adjustments to cost of sales and selling, general and administrative expenses are as follows:

  December 31, 1999:

      Cost of sales:
      Elimination of incremental employee benefit and insurance costs... $  170
                                                                         ======
      Selling, genral and administrative expenses:
      Elimination of costs associated with 89 eliminated positions......  1,200
      Elimination of incremental employee benefit and insurance costs...    339
                                                                         ------
                                                                         $1,539
                                                                         ======

    iv. In addition, in connection with the acquisition of Agribusiness, management identified six AgriBusiness locations for closure. Pro forma adjustments to sales, cost of sales and other expenses are also required to eliminate the operating results for these locations for 1999. These adjustments can be summarized as follows:

      Net sales........................................................ $7,544
                                                                        ======
      Cost of sales.................................................... $6,399
                                                                        ======
      Selling, general and administrative expense...................... $1,579
                                                                        ======
      Loss before income taxes......................................... $ (434)
                                                                        ======

    v. The impact on income tax expense, which represents the tax effect of the pro forma adjustments described above, calculated to yield an estimated composite tax rate of 39%.

(5) Inventories

  Inventories at December 31, 2000 and 1999, consist of the following:

                                                                  2000    1999
                                                                -------- -------
      Crop protection products................................. $ 99,580  68,787
      Fertilizers..............................................   30,378  31,617
      Raw materials............................................   86,009  41,613
      Seeds....................................................   10,095   5,956
      Sundries and other.......................................   14,468  10,694
                                                                -------- -------
                                                                $240,530 158,667
                                                                ======== =======

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

          (Dollars in thousands, except share and per share amounts)
                       December 31, 2000, 1999 and 1998


(6) Property, Plant and Equipment

  Property, plant and equipment at December 31, 2000 and 1999 consist of the following:

                                                                  2000    1999
                                                                -------- -------
      Land..................................................... $ 14,661  12,196
      Buildings................................................   62,880  50,039
      Machinery and equipment..................................  169,043 136,803
      Construction-in-progress.................................    3,429   4,235
                                                                -------- -------
                                                                 250,013 203,273
      Less accumulated depreciation............................   33,315  12,667
                                                                -------- -------
        Net property, plant, and equipment..................... $216,698 190,606
                                                                ======== =======

  Included in land and buildings above are assets held for sale, which are carried at their estimated net realizable value, less estimated costs to sell. The carrying value of these assets was $1,542 and $1,844 at December 31, 2000 and 1999, respectively.

(7) Customer Deposits

  The Company accepts both interest bearing and non-interest bearing customer deposits. Customer deposits are refundable upon demand either in cash or product. Interest rates paid on customer accounts vary based on economic conditions and are posted at the locations where the Company accepts customer deposits. The interest rate accruing on customer deposits was 8.5% to 9.5% during the year ended December 31, 2000 and approximately 8.5% for the nine months ended December 31, 1999 and the year ended December 31, 1998. Interest expense on customer deposits totaled $1,399, $1,073 and $920 for the year ended December 31, 2000, the nine months ended December 31, 1999 and the year ended December 31, 1998, respectively.

  Certain customer deposits are from officers or employees of the Company. At December 31, 2000 and 1999, these deposits from related parties totaled $830 and $2,435, respectively.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

          (Dollars in thousands, except share and per share amounts)
                       December 31, 2000, 1999 and 1998


(8) Income Taxes

  Components of income tax expense (benefit) for year ended December 31, 2000, the nine months ended December 31, 1999 and year ended December 31, 1998 consist of the following:

                                                        Current Deferred Total
                                                        ------- -------- ------
Successor:
  Year ended December 31, 2000:
    Federal............................................  $--     (1,869) (1,869)
    State..............................................   300      (472)   (172)
                                                         ----    ------  ------
                                                         $300    (2,341) (2,041)
                                                         ====    ======  ======
  Nine months ended December 31, 1999:
    Federal............................................  $--      3,831   3,831
    State..............................................   --        728     728
                                                         ----    ------  ------
                                                         $--      4,559   4,559
                                                         ====    ======  ======
Predecessor:
  Year ended December 31, 1998:
    Federal............................................  $697       299     996
    State..............................................   156        71     227
                                                         ----    ------  ------
                                                         $853       370   1,223
                                                         ====    ======  ======

  The effective income tax rate for 2000, 1999 and 1998 of 30.0%, 40.8% and 40.0%, respectively, differs from the "expected" federal statutory income tax rate of 34% due to the following:

                                                 Successor         Predecessor
                                         ------------------------- ------------
                                                      Nine Months
                                          Year ended     Ended      Year ended
                                         December 31, December 31, December 31,
                                             2000         1999         1998
                                         ------------ ------------ ------------
Expected income tax expense (benefit)..    $(2,312)      3,767        1,039
Nondeductible expenses, including
 goodwill amortization, and meals and
 entertainment.........................        573         291           59
State taxes, net of federal benefit
 (expense).............................       (114)        481          113
Other..................................       (188)         20           12
                                           -------       -----        -----
    Income tax expense.................    $(2,041)      4,559        1,223
                                           =======       =====        =====

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

          (Dollars in thousands, except share and per share amounts)
                       December 31, 2000, 1999 and 1998


  The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred taxes at December 31, 2000 and 1999, relate to the following:

                                                                 2000     1999
                                                               --------  -------
      Deferred tax assets:
        Trade accounts receivable, due to allowance for
         doubtful accounts and discounts.....................  $  1,582  $ 2,291
        Accrued expenses, due to accrued vacation and certain
         other accruals for financial statement purposes.....     5,124    5,382
        Operating loss and other tax credit carryforwards....    14,129    1,289
        Property, plant and equipment, due to differences in
         depreciation........................................       --     7,596
        Other................................................       475      422
                                                               --------  -------
          Total gross deferred tax asset.....................    21,310   16,980
                                                               --------  -------
      Deferred tax liability:
        Property, plant and equipment, due to differences in
         depreciation........................................   (15,533)     --
                                                               --------  -------
          Net deferred tax asset.............................  $  5,777  $16,980
                                                               ========  =======

  The Company generated net operating loss carryforwards of $33,957 during 2000 which will expire in 2020 and $3,160 during 1999 which will expire in 2019.

  Net deferred taxes are included in the consolidated balance sheets in the following captions:

                                                                  2000     1999
                                                                 -------  ------
      Deferred income tax asset--current........................ $ 9,329   5,112
      Deferred income tax asset--long-term......................     --   11,868
      Deferred income tax liability--long-term..................  (3,552)    --
                                                                 -------  ------
                                                                 $ 5,777  16,980
                                                                 =======  ======

  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred taxes will not be realized. Based upon management's projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. However, there can be no assurance that the Company will generate any income or any specific level of continuing income in future years.

(9) Senior Secured Credit Facility

  In connection with the acquisitions, the Company established a senior secured credit facility (credit facility) that allows it to borrow up to $245,000, subject to certain borrowing base limitations. The credit facility expires in April 2004 and bears interest at LIBOR plus a spread based on the Company's leverage (weighted average rate of 10.07% at December 31, 2000 and 8.70% at December 31, 1999). The credit facility is secured by (1) a lien on all accounts receivable, inventory, general intangibles and all other assets of the Company and its

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

          (Dollars in thousands, except share and per share amounts)
                       December 31, 2000, 1999 and 1998

subsidiaries (except for the collateral securing the First Mortgage Notes, as discussed below), (2) all of the common stock of the Company, and (3) all of the common stock of the Company's subsidiaries, except for the equity interests of certain subsidiaries pledged to secure the First Mortgage Notes. Amounts outstanding under the credit facility totaled $135,956 and $92,545 at December 31, 2000 and 1999, respectively.

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

  In connection with the establishment of the credit facility, the Company incurred $6,968 of deferred financing costs, which are being amortized on a straight-line basis over the life of the credit facility.

  In November 2000, the consortium of lenders agreed to amend several ratios for quarterly measurement dates beginning September 30, 2000 through the remaining term of the credit facility. Additionally, the Company requested and the consortium of lenders agreed to lower the available borrowing capacity under the credit facility from $275,000 to $245,000 and permit limited secured consignment agreements. In consideration for the modifications, the interest rate charged under the credit facility was amended to fluctuate based on leverage ratio calculations.

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

  The First Mortgage Notes are subject to certain covenants, including restrictions on dividend payments and retirement of equity interests, issuance of new indebtedness or preferred stock and certain transactions with affiliates. Dividends may not be made if default has occurred (or would occur if the dividend payment were made), or such dividend payments would result in noncompliance with any financial covenants. Dividend payments are further restricted in amount to at most 50% of consolidated net income of the Company from the date of origination of the First Mortgage Notes to the end of the most recently completed fiscal quarter.

  In connection with the issuance of the First Mortgage Notes, the Company incurred $8,697 of deferred financing costs, which are being amortized using the interest method over the term of the First Mortgage Notes.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

          (Dollars in thousands, except share and per share amounts)
                       December 31, 2000, 1999 and 1998


(11) Long-Term Debt

  Long-term debt at December 31, 2000 and 1999, consists of the following:

                                                                     2000  1999
                                                                    ------ -----
      Note payable to former stockholder of Hutson................. $5,000 5,000
      Industrial revenue bond......................................  2,100 2,100
      Other notes payable..........................................    313   440
                                                                    ------ -----
        Total long-term debt.......................................  7,413 7,540
      Less current installments....................................  2,617 2,705
                                                                    ------ -----
      Long-term debt, excluding current installments............... $4,796 4,835
                                                                    ====== =====

  In connection with the AgriBusiness' purchase of Hutson Company, Inc. in 1997, the Company entered into a $5.0 million unsecured note payable, due in June 2002, bearing interest at an annual rate of 7.25%. During the year the interest rate accrued was renegotiated to fluctuate with prime, which was at 9.5% at December 31, 2000. The note payable contains provisions which allow the holder to demand payment of up to $2.5 million at any time. Accordingly, $2.5 million of the note payable has been classified as a current liability in the accompanying consolidated balance sheet.

  The industrial revenue bond was issued by Decatur County, Bainbridge Georgia Industrial Development Authority Variable Rate Industrial Development Revenue Bonds Series 1985, due December 1, 2002. Interest on the industrial revenue bond is variable and based on short-term rates for tax-exempt securities (4.3% at December 31, 2000). The bond is secured by a letter of credit that is renewed annually by the Company.

  The Company had amounts outstanding under letters of credit of $3,534 at December 31, 2000.

  Other notes payable includes six notes incurred for the purchase of various property, plant and equipment. Interest rates vary from 8.0% to 10.3%. No individual note exceeds $175.

  Aggregate annual principal payments due under the terms of the long-term debt for the five fiscal years subsequent to December 31, 2000 and thereafter are as follows:

      Year ending December 31:
        2001............................................................. $2,617
        2002.............................................................  4,666
        2003.............................................................     12
        2004.............................................................     14
        2005.............................................................     15
      Thereafter.........................................................     89
                                                                          ------
          Total.......................................................... $7,413
                                                                          ======

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

          (Dollars in thousands, except share and per share amounts)
                       December 31, 2000, 1999 and 1998


(12) Operating Leases

  The Company leases office facilities, rail cars and various types of equipment under operating leases whose term's range from three to 10 years. Future minimum lease payments under noncancelable operating leases as of December 31, 2000 are as follows:

      Year ending December 31,:
        2001............................................................ $11,212
        2002............................................................   8,416
        2003............................................................   6,191
        2004............................................................   4,155
        2005............................................................   2,354
      Thereafter........................................................   3,507
                                                                         -------
          Total......................................................... $35,835
                                                                         =======

  Rental expense for all operating leases was approximately $16,883, $12,578 and $2,999 for the year ended December 31, 2000, the nine months ended December 31, 1999 and the year ended December 31, 1998, respectively.

(13) Employee Benefit Plans

 (a) Retirement Plans

  The Company maintains a defined contribution Employee Savings and Investment Plan (ESIP) covering substantially all full-time employees of the Company. Participants are allowed to contribute to the ESIP up to 18% of their salary on a pre-tax basis, up to the maximum allowed under Internal Revenue Service regulations. The Company makes contributions to the ESIP at the discretion of the Board of Directors. The Company also maintains three other defined contribution plans for union employees under collective bargaining agreements at six locations covering approximately 120 employees. Company contributions are based on the applicable provisions of each plan and totaled $1,320, $855 and $208 to the ESIP and other defined contribution plans during the year ended December 31, 2000, the nine months ended December 31, 1999 and the year ended December 31, 1998, respectively.

 (b) Employee Stock Ownership Plan

  Prior to the acquisition by RCG, Royster-Clark maintained an Employee Stock Ownership Plan (ESOP). All shares owned by the ESOP were redeemed in conjunction with the acquisition of Royster-Clark by RCG and the proceeds were rolled over into the ESIP accounts for the employees involved.

 (c) 1999 Restricted Stock Purchase and Option Plan

  Upon the acquisition of the Company by RCG, RCG created the 1999 Restricted Stock Purchase and Option Plan (herein referred to as the 1999 Plan). Under the terms of the 1999 Plan, 200,000 shares of RCG common stock have been reserved for issuance in the form of restricted share grants to current and future employees of RCG or Royster-Clark. Shares issued under the 1999 Plan are subject to certain restrictions on transfer of shares. During the year ended December 31, 2000, 180,000 common stock shares were issued under this plan at a price equal to the fair value at date of grant.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

          (Dollars in thousands, except share and per share amounts)
                       December 31, 2000, 1999 and 1998


  In addition, 35,820 shares of Common Stock, 13,290 shares of Senior Preferred Stock and 7,470 shares of Junior Preferred Stock have been reserved for issuance pursuant to the exercise of stock options rolled over from the 1992 Stock Option Plan (herein referred to as the 1992 Plan) previously maintained by Royster-Clark. All options granted under the 1992 Plan were either cashed out at the merger consideration of $285 per share less the exercise price under the 1992 Plan or exchanged for an option to purchase 5.5 shares of Common Stock, 2.0 shares of Senior Preferred Stock and 1.1 shares of Junior Preferred Stock at the same exercise price as under the 1992 Plan. At December 31, 2000, the options described above are the only options vested and outstanding under the 1999 Plan. No options were issued or exercised during the year ended December 31, 2000.

(14) Environmental Matters

  The Company is subject to a wide variety of federal, state and local environmental laws and regulations. The Company has been identified as a potentially responsible party concerning the release of certain hazardous substances at five locations. While the current law potentially imposes joint and several liability upon each party named as a potentially responsible party, the Company's contribution to clean up these sites is expected to be limited, given the number of other companies which have also been named as potentially responsible parties and the nature and amount of cleanup involved. A number of the Company's facilities have been evaluated as having excess nitrates, phosphorous and pesticides in the surrounding soil or groundwater. In addition, several underground storage tanks have been removed or closed at some facilities and these sites have been evaluated for possible contamination. In total, cleanup of hazardous or potentially hazardous substances has been planned or is being performed at approximately 49 sites.

  In connection with the acquisitions of AgriBusiness and Royster-Clark, the Company obtained indemnities for certain claims related to environmental matters that existed or arose prior to the acquisitions. The indemnities related to AgriBusiness are subject to a $4,500 deductible, an overall cap on all indemnities, and certain time limitations. The indemnities related to Royster-Clark (predecessor company) are subject to a deductible of $2,000, certain time limitations and an overall cap of $5,000 on all indemnities. In addition, Royster-Clark (predecessor company) had obtained indemnities from Lebanon Chemical Corporation (LCC) for certain claims related to environmental matters that existed at sites acquired from LCC in December 1998. The Company also obtained indemnities from the former stockholder of Alliance for environmental conditions identified as of the date of acquisition.

  The Company has recorded environmental liabilities at December 31, 2000 for the estimated cost of cleanup efforts of identified contamination or site characterization which total $3,661, and are included in other long-term liabilities in the accompanying consolidated balance sheets. Actual cash expenditures during the year ended December 31, 2000 and the nine months ended December 31, 1999 were $77 and $10, respectively. These liabilities do not take into account any claims for recoveries from insurance or third parties and are not discounted. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainty in evaluating environmental exposures. While the Company's potential exposure cannot be estimated, in the opinion of management the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

(15) Commitments and Contingencies

 (a) Supply Agreement

  In conjunction with the acquisition of AgriBusiness, the Company has entered into a 10-year supply agreement with IMC Kalium Ltd. (Kalium) and IMC-Agrico Company (Agrico), both of which are subsidiaries

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

          (Dollars in thousands, except share and per share amounts)
                       December 31, 2000, 1999 and 1998

of IMC Global. Under the terms of the supply agreement, the Company is required to purchase (and Agrico and Kalium are required to supply) certain products in an amount equal to its estimated normal business requirements of the former AgriBusiness locations. The purchase prices of the products covered by the agreement are determined and fixed annually and approximate market prices. The agreement automatically renews for subsequent periods of five years unless otherwise canceled by either party. In addition, the agreement specifies remedies available to the parties in the event of noncompliance, which include compensatory damages in the event of a failure to purchase (or supply) the required quantities of the covered products.

 (b) Gas Contracts

  The Company also purchases natural gas index-priced contracts, which range from three to 10 years. These index-priced contracts commit the Company to quantities of natural gas (daily MMBTUs) although they are denominated under a scheduled price associated with a natural gas index. The index-priced commitments are denominated at the cost of natural gas as of December 31, 2000. This price is subject to market fluctuations in the future, resulting in fluctuating purchase commitments in the future.

  Summarized below is a schedule of future minimum long-term purchase commitments for natural gas contracts at December 31, 2000:

      2001.............................................................. $17,900
      2002..............................................................  13,398
      2003..............................................................   5,642
      2004..............................................................   6,446
      2005..............................................................   6,624
                                                                         -------
                                                                         $50,010
                                                                         =======

  Total purchases under all gas contracts totaled $31,458 and $17,041 for the year ended December 31, 2000 and the nine months ended December 31, 1999, respectively. These contracts were assumed in conjunction with the acquisition of AgriBusiness and, as a result, no amounts were incurred by the predecessor.

  In December 2000, the Company sold all its rights, title and interests in several fixed-priced and index-priced natural gas contracts resulting in a gain of $9,648. The contract rights assigned were for periods from mid-December 2000, when the contracts were assigned, through October 31, 2001 with most of the quantities relating to the first quarter of 2001. Amounts due under the sales agreements have been recorded in "other receivables" in the accompanying consolidated balance sheet.

  The Company is also required to purchase approximately 9,000 tons of ammoniated fertilizer products in 2001 from the parent of a company acquired in 1998 at prices approximating market rates ranging from $145 to $155 per ton.

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

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

          (Dollars in thousands, except share and per share amounts)
                       December 31, 2000, 1999 and 1998

matters, it is the opinion of the Company's management that any such claims asserted or obligations incurred to date will not result in a material adverse effect on the results of operations or financial position of the Company.

(16) Condensed Financial Data of Guarantor Subsidiaries

  As discussed further in note 4, the First Mortgage Notes are guaranteed on a full, unconditional and joint and several basis, by each of the following subsidiaries of Royster-Clark, including:

    Royster-Clark Realty LLC
    Royster-Clark Resources LLC
    Royster-Clark AgriBusiness, Inc.
    Royster-Clark AgriBusiness Realty LLC
    Royster-Clark Nitrogen, Inc.

  There are currently no restrictions on the ability of Royster-Clark to obtain funds from its guarantor subsidiaries through dividends or loans.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

          (Dollars in thousands, except share and per share amounts)
                       December 31, 2000, 1999 and 1998


  The following table presents the condensed financial data of Royster-Clark and its guarantor subsidiaries as of December 31, 2000 and 1999 and for the year ended December 31, 2000 and nine months ended December 31, 1999.

  As of and for the year ended December 31, 2000:

                          Royster-Clark,  Guarantor
                               Inc.      Subsidiaries Eliminations Consolidated
                           December 31,  December 31, December 31, December 31,
                               2000          2000         2000         2000
                          -------------- ------------ ------------ ------------
Balance sheet
Current assets:
  Cash...................    $     42          371           --          413
  Trade accounts
   receivable, net.......         --        81,599        (1,174)     80,425
  Other receivables......       4,107       55,815       (21,550)     38,372
  Inventories............         --       240,762          (232)    240,530
  Prepaid expenses.......         --         4,478           --        4,478
  Refundable income
   taxes.................         871          --            --          871
  Deferred income taxes..       9,329          --            --        9,329
                             --------      -------      --------     -------
    Total current
     assets..............      14,349      383,025       (22,956)    374,418
  Property, plant and
   equipment, net........      15,626      201,072           --      216,698
  Goodwill, net..........      13,509        4,874           --       18,383
  Deferred financing
   costs, net............      12,533          --            --       12,533
  Other assets, net......         118        1,206           --        1,324
  Investment in
   subsidiaries..........     370,460          --       (370,460)        --
                             --------      -------      --------     -------
    Total assets.........    $426,595      590,177      (393,416)    623,356
                             ========      =======      ========     =======
Current liabilities:
  Current installments of
   long-term debt........    $     47        2,570           --        2,617
  Customer deposits......         --        68,179           --       68,179
  Accounts payable.......         --       110,361       (22,724)     87,637
  Accrued expenses.......       7,844       16,705           --       24,549
                             --------      -------      --------     -------
    Total current
     liabilities.........       7,891      197,815       (22,724)    182,982
  Senior secured credit
   facility..............     135,956          --            --      135,956
  10 1/4% First Mortgage
   Notes.................     200,000          --            --      200,000
  Long-term debt,
   excluding current
   installments..........           4        4,792           --        4,796
  Other long-term
   liabilities...........         490        5,118           --        5,608
  Deferred income taxes..       3,552          --            --        3,552
                             --------      -------      --------     -------
    Total liabilities....     347,893      207,725       (22,724)    532,894
                             --------      -------      --------     -------
Stockholder's equity:
  Common stock...........         --           --            --          --
  Additional paid-in
   capital...............      78,599      380,460      (370,460)     88,599
  Retained earnings
   (deficit).............         103        1,992          (232)      1,863
                             --------      -------      --------     -------
    Total stockholder's
     equity..............      78,702      382,452      (370,692)     90,462
                             --------      -------      --------     -------
    Total liabilities and
     stockholder's
     equity..............    $426,595      590,177      (393,416)    623,356
                             ========      =======      ========     =======

                      ROYSTER-CLARK, INC. AND SUBSIDIARIES

           (Dollars in thousands, except share and per share amounts)
                        December 31, 2000, 1999 and 1998

                           Royster-Clark,  Guarantor
                                Inc.      Subsidiaries Eliminations Consolidated
                            December 31,  December 31, December 31, December 31,
                                2000          2000         2000         2000
                           -------------- ------------ ------------ ------------
Income statement
Net sales................    $   4,063      984,857      (75,684)      913,236
Cost of sales............          498      782,151      (54,193)      728,456
                             ---------      -------      -------     ---------
    Gross profit.........        3,565      202,706      (21,491)      184,780
Selling, general and
 administrative expense..        1,288      183,199      (21,259)      163,228
                             ---------      -------      -------     ---------
    Operating income.....        2,277       19,507         (232)       21,552
Interest expense.........       (2,269)     (35,732)         --        (38,001)
Gain on sale of natural
 gas contracts...........          --         9,648          --          9,648
                             ---------      -------      -------     ---------
    Income before income
     taxes...............            8       (6,577)        (232)       (6,801)
Income tax expense
 (benefit)...............            2       (2,043)         --         (2,041)
                             ---------      -------      -------     ---------
    Net income (loss)....    $       6       (4,534)        (232)       (4,760)
                             =========      =======      =======     =========
Statement of cash flows
Net cash provided by
 (used in) operating
 activities..............    $ (43,792)      28,704          --        (15,088)
                             ---------      -------      -------     ---------
Cash flows from investing
 activities:
  Proceeds from sale of
   property, plant and
   equipment.............          159          350          --            509
  Purchases of property,
   plant and equipment...          --       (18,082)         --        (18,082)
  Acquisitions, net of
   cash acquired.........          --       (26,600)         --        (26,600)
                             ---------      -------      -------     ---------
    Net cash used in
     investing
     activities..........          159      (44,332)         --        (44,173)
                             ---------      -------      -------     ---------
Cash flows from financing
 activities:
  Proceeds from senior
   secured credit
   facility..............      410,166          --           --        410,166
  Payments on senior
   secured credit
   facility..............     (366,756)         --           --       (366,756)
  Principal payments on
   long-term debt........          (79)      (4,139)         --         (4,218)
  Net increase in
   customer deposits.....          --        15,812          --         15,812
                             ---------      -------      -------     ---------
    Net cash provided by
     financing
     activities..........       43,331       11,673          --         55,004
                             ---------      -------      -------     ---------
Net decrease in cash.....         (302)      (3,955)         --         (4,257)
Cash at beginning of
 period..................          344        4,326          --          4,670
                             ---------      -------      -------     ---------
Cash at end of period....    $      42          371          --            413
                             =========      =======      =======     =========

                      ROYSTER-CLARK, INC. AND SUBSIDIARIES

           (Dollars in thousands, except share and per share amounts)
                        December 31, 2000, 1999 and 1998


  As of and for the nine months ended December 31, 1999:

                          Royster-Clark,  Guarantor
                               Inc.      Subsidiaries Eliminations Consolidated
                           December 31,  December 31, December 31, December 31,
                               1999          1999         1999         1999
                          -------------- ------------ ------------ ------------
Balance sheet
Current assets:
  Cash...................    $    344        4,326           --        4,670
  Trade accounts
   receivable, net.......         --        98,071        (1,245)     96,826
  Other receivables......      32,121      105,590      (120,071)     17,640
  Inventories............         --       158,667           --      158,667
  Prepaid expenses.......          94        1,054           --        1,148
  Refundable income
   taxes.................       4,402          --            --        4,402
  Deferred income taxes..       5,112          --            --        5,112
                             --------      -------      --------     -------
    Current assets.......      42,073      367,708      (121,316)    288,465
  Property, plant and
   equipment, net........      16,996      173,610           --      190,606
  Goodwill, net..........      14,584          --            --       14,584
  Deferred income taxes..      11,868          --            --       11,868
  Deferred financing
   costs, net............      14,516          --            --       14,516
  Other assets, net......         162        1,306           --        1,468
  Investment in
   subsidiaries..........     285,364          --       (285,364)        --
                             --------      -------      --------     -------
    Total assets.........    $385,563      542,624      (406,680)    521,507
                             ========      =======      ========     =======
Current liabilities:
  Current installments of
   long-term debt........    $     79        2,626           --        2,705
  Customer deposits......         --        49,880           --       49,880
  Accounts payable.......         255      168,754      (121,316)     47,693
  Accrued expenses.......      13,446       10,907           --       24,353
                             --------      -------      --------     -------
    Current liabilities..      13,780      232,167      (121,316)    124,631
  Senior secured credit
   facility..............      92,545          --            --       92,545
  10 1/4% First Mortgage
   Notes.................     200,000          --            --      200,000
  Long-term debt,
   excluding current
   installments..........          51        4,784           --        4,835
  Other long-term
   liabilities...........         491        3,783           --        4,274
                             --------      -------      --------     -------
    Total liabilities....     306,867      240,734      (121,316)    426,285
                             --------      -------      --------     -------
Stockholder's equity:
  Common stock...........         --           --            --          --
  Additional paid-in
   capital...............      78,599      295,364      (285,364)     88,599
  Retained earnings......          97        6,526           --        6,623
                             --------      -------      --------     -------
    Total stockholder's
     equity..............      78,696      301,890      (285,364)     95,222
                             --------      -------      --------     -------
    Total liabilities and
     stockholder's
     equity..............    $385,563      542,624      (406,680)    521,507
                             ========      =======      ========     =======

                      ROYSTER-CLARK, INC. AND SUBSIDIARIES

           (Dollars in thousands, except share and per share amounts)
                        December 31, 2000, 1999 and 1998


                           Royster-Clark,  Guarantor
                                Inc.      Subsidiaries Eliminations Consolidated
                            December 31,  December 31, December 31, December 31,
                                1999          1999         1999         1999
                           -------------- ------------ ------------ ------------
Income statement
Net sales................    $  32,017       714,336     (31,193)      715,160
Cost of sales............          119       570,820         --        570,939
                             ---------      --------     -------     ---------
    Gross profit.........       31,898       143,516     (31,193)      144,221
Selling, general and
 administrative expense..       28,918       112,164     (31,193)      109,889
                             ---------      --------     -------     ---------
    Operating income.....        2,980        31,352         --         34,332
Interest expense.........       (2,816)      (20,334)        --        (23,150)
                             ---------      --------     -------     ---------
    Income before income
     taxes...............          164        11,018         --         11,182
Income tax expense.......           67         4,492         --          4,559
                             ---------      --------     -------     ---------
    Net income...........    $      97         6,526         --          6,623
                             =========      ========     =======     =========
Statement of cash flows
Net cash provided by
 operating activities....    $  27,375        69,715         --         97,090
                             ---------      --------     -------     ---------
Cash flows from investing
 activities:
  Proceeds from sale of
   property, plant and
   equipment.............          --            970         --            970
  Purchases of property,
   plant and equipment...          --        (19,752)        --        (19,752)
  Acquisitions, net of
   cash acquired.........     (259,676)          --          --       (259,676)
                             ---------      --------     -------     ---------
    Net cash used in
     investing
     activities..........     (259,676)      (18,782)        --       (278,458)
                             ---------      --------     -------     ---------
Cash flows from financing
 activities:
  Proceeds from senior
   secured credit
   facility..............      340,788           --          --        340,788
  Payments on senior
   secured credit
   facility..............     (247,825)          --          --       (247,825)
  Proceeds from issuance
   of First Mortgage
   Notes.................      200,000           --          --        200,000
  Capital contribution by
   RCG...................       23,088           --          --         23,088
  Long-term debt
   refinanced............      (67,750)          --          --        (67,750)
  Principal payments on
   long-term debt........          --           (154)        --           (154)
  Net decrease in
   customer deposits.....          --        (46,474)        --        (46,474)
  Payment of deferred
   financing costs.......      (15,677)          --          --        (15,677)
                             ---------      --------     -------     ---------
    Net cash provided by
     (used in) financing
     activities..........      232,624       (46,628)        --        185,996
                             ---------      --------     -------     ---------
Net increase in cash.....          323         4,305         --          4,628
Cash at beginning of
 period..................           21            21         --             42
                             ---------      --------     -------     ---------
Cash at end of period....    $     344         4,326         --          4,670
                             =========      ========     =======     =========

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

          (Dollars in thousands, except share and per share amounts)
                       December 31, 2000, 1999 and 1998


(17) Fair Value of Financial Instruments

  The following methods and assumptions were used to estimate the fair value of the Company's financial instruments at December 31, 2000 and 1999. FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

    Cash, trade accounts receivable, other receivables, accounts payable, customer deposits, and accrued expenses: The carrying amounts approximate fair value because of the short maturity of those instruments.

    Long-term debt: The fair value of the Company's long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers. Based on these criteria, the carrying amounts approximate fair value.

    Senior secured credit facility: The carrying amount of the Company's senior secured credit facility approximates fair value due to the variable interest rate charged, as well as changes in the rate charged based on the Company's leverage.

    First mortgage notes: The fair value of the Company's first mortgage notes at December 31, 2000 was $148,000 based on latest publicly available trade information.

(18) Quarterly Financial Information--Unaudited

  The following table sets forth certain items from our unaudited statements of operations for each quarter of 2000 and 1999. The unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                   Quarter ended
                                    --------------------------------------------
                                               June
                                     March      30,   September 30, December 31,
                                    31, 2000   2000       2000          2000
                                    --------  ------- ------------- ------------
2000:
  Net sales........................ $173,191  476,396    125,567      138,082
  Gross profit.....................   31,099   99,906     25,347       28,428
  Operating income (loss)..........   (6,349)  54,706    (15,294)     (11,511)
  Net income (loss)................   (8,819)  26,847    (15,081)      (7,707)

                                                      Quarter ended(1)
                                             -----------------------------------
                                             June 30, September 30, December 31,
                                               1999       1999          1999
                                             -------- ------------- ------------
1999:
  Net sales................................. $492,608     97,849      124,703
  Gross profit..............................   96,015     18,327       29,879
  Operating income (loss)...................   55,219    (14,740)      (6,147)
  Net income (loss).........................   28,728    (13,424)      (8,681)

--------
(1) As discussed in note 4, Royster-Clark, Inc. (successor company) commenced operations effective April 1, 1999.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

          (Dollars in thousands, except share and per share amounts)
                       December 31, 2000, 1999 and 1998


(19) Subsequent Event--Unaudited

  On February 19, 2001, Royster-Clark Group signed a non-binding letter of intent to acquire the certain assets of Agro Distribution, LLC, an operating division of Agriliance, a retailer of crop input products. The transaction involves approximately 140 retail farm supply centers located in twelve states, and a wholesale professional products business serving the turf, ornamental, nursery and forestry markets.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

The following table provides information about our executive officers and directors.

           Directors and Key Employees

                  Name           Age                     Position
                  ----           ---                     --------
        Francis P. Jenkins,
         Jr.....................  58 Chairman of the Board and Chief Executive Officer
        G. Kenneth Moshenek.....  49 President and Chief Operating Officer
        Walter R. Vance.........  44 Managing Director, Finance
        Randolph G. Abood.......  50 Director
        Charles E. Corpening....  35 Director
        Thomas F. McWilliams....  57 Director

FRANCIS P. JENKINS, JR. is the Chairman of the Board and Chief Executive Officer of Royster-Clark, and has been Chairman and Chief Executive Officer of Royster-Clark Group since January 1999. From 1994 to 1999, Mr. Jenkins served as Chairman of the Board and Chief Executive Officer of Royster-Clark. From 1992 until 1994, Mr. Jenkins served as a director and Chairman of the Audit Committee for Royster-Clark. From 1988 to 1992, he served as Chairman of the Board of Royster-Clark. From 1979 to 1988, Mr. Jenkins was employed by The First Boston Corporation where he was one of the four members of the Executive Committee, co-managed First Boston's Equity Capital Investments and was the Principal Financial Officer. Prior to that position, he had responsibility for all security sales, trading and research, as well as holding positions as a Managing Director and a member of the Management Committee. Mr. Jenkins currently serves on the Board of Trustees of Babson College, as the Chairman of its Alumni and Development Committee and as a member of the Executive Committee of the Board.

G. KENNETH MOSHENEK is the President and Chief Operating Officer of Royster-Clark. Mr. Moshenek has served as President of Royster-Clark since December 1997, has served as Chief Operating Officer since 1995 and was a director from August 1997 until April 1999. From August 1997 until April 1999 he served as Chief Investment Officer of Royster-Clark. Prior to that he held several positions during his tenure with Royster-Clark including Senior Vice President of Sales and Marketing, from September 1994 until July 1995, Vice President and Divisional Sales Manager from 1992 until September 1994 and a Division Manager from 1990 to 1992. Mr. Moshenek joined W.S. Clark & Sons, Inc. in 1981. Mr. Moshenek started his career in the fertilizer industry in 1976 when he joined Smith Douglass, Inc., a division of Borden. Mr. Moshenek currently serves on the Board of Directors of The Fertilizer Institute and is a member of the Board's Executive Committee. He also serves as a member of the Board of Directors of the International Fertilizer Roundtable, and has served as a member of the Board of Directors of the Agricultural Retailers Association, Inc. since 1999.

WALTER R. VANCE is the Managing Director of Finance. From 1995 until 1999, Mr. Vance served as Vice President and Chief Financial Officer of Royster-Clark and from 1992 until 1995, he was Vice President and Corporate Controller. Mr. Vance joined Royster-Clark in 1991 where he served as Controller until 1992. From 1987 until 1991, he was the Controller of Northwest Hardware. Prior to 1987, he served as Senior Accountant of Royster-Clark for three years.

RANDOLPH G. ABOOD is a Director of Royster-Clark and has been a Director of Royster-Clark Group since January 1999. Mr. Abood is a self-employed attorney, and from 1994 until 1998, Mr. Abood served as General Counsel for Royster-Clark. From 1976 until 1996, Mr. Abood practiced law with the firm of Satterlee Stephens Burke & Burke and its predecessor firm. He became a partner of the firm in 1983 and head of its tax department. Mr. Abood is also the manager and owner of The Ninigret Group, L.C., a Utah limited liability company that develops, constructs and co-owns real estate, including Ninigret Park, a 178 acre business park in Salt Lake City. Mr. Abood also serves on the Board of Directors of Equity Oil Company.

CHARLES E. CORPENING is a director of Royster-Clark and has been a Director of Royster-Clark Group since January 2000. Mr. Corpening is a vice president of Citicorp Venture Capital Ltd ("CVC") since 1994. Prior to joining CVC, Mr. Corpening was with Roundtree Capital Corporation, a private investment firm, the Rockefeller Group and the investment banking department of Paine Webber, Inc. Mr Corpening serves on the board of directors of Fabristeel Products, Inc., The National Machinery Company, Pursell Industries, Inc. and Chase Industries, Inc.

THOMAS F. McWILLIAMS is a Director of Royster-Clark and has been a Director of Royster-Clark Group since January 1999. Mr. McWilliams is a Managing Director of CVC and has served on its Investment Committee since 1984. He is also a Vice President and a member of the Investment Committee for 399 Venture Partners, Inc. He serves on the Boards of Chase Industries, Pen-Tab Industries, Ergo Science, Airxcel, Inc., HydroChem Holding, Inc., MMI Products, Inc., along with various other companies which have no public securities outstanding. Mr. McWilliams served as a director of Rax Restaurants when it filed for bankruptcy in 1996.

Other key employees include:

                  Name           Age                        Position
                  ----           ---                        --------
        Max Baer................  68 Managing Director, Materials and Purchasing
        Kenneth W. Carter.......  55 Managing Director, Human Resources
        John Diesch.............  43 Managing Director, Nitrogen Division
        Gary L. Floyd...........  46 Managing Director, Crop Protection and Seed
        Michael J. Galvin.......  37 Managing Director, Credit and Farm Financing
        Larry D. Graham.........  48 Managing Director, Rainbow Manufacturing
        Gregg Hutchison.........  43 Managing Director, Logistics
        Paul M. Murphy..........  56 Managing Director, Financial Planning
        Robert L. Paarlberg.....  55 Managing Director, Information Technology
        R. Macon Parker III.....  53 Managing Director, Asset Allocation
        J. William Pirkle.......  39 Managing Director, Environmental, Health and Safety
        Robert M. Rainey........  41 Managing Director, Sales and Marketing Western Division
        Brad Rivers.............  36 Managing Director, Sales and Marketing Central Division
        Randy Springs...........  50 Managing Director, Sales and Marketing Eastern Division

MAX BAER is the Managing Director of Materials and Purchasing. From 1995 until 1999, Mr. Baer served as Chief Purchasing Officer for Royster-Clark and as a director of Royster-Clark since 1997. From 1992 until 1995, he served as Chief Purchasing Officer where he assumed leadership of Royster-Clark's fertilizer materials procurement and conducted its international trading activities. From 1978 until 1992, Mr. Baer served as Vice President of International Marketing. Mr. Baer began his career with Smith Douglass, Inc. where he served in the fertilizer materials purchasing group. Mr. Baer has worked in the fertilizer industry for 40 years.

KENNETH W. CARTER is the Managing Director of Human Resources. From 1997 to 1999, Mr. Carter served as the Vice President of Human Resources for AgriBusiness. Prior to joining AgriBusiness, he served as Vice President of Human Resources from 1994 until 1997 for Sunbeam Outdoor Products and from 1990 to 1994 served as the Vice President of Human Resources and Corporate Compensation and Benefits Manager for Litton Industries (Material Handling Systems).

JOHN DIESCH is the Managing Director, Nitrogen Division. From 1998 to 1999, Mr. Diesch served as the Vice President and General Manager of Nitrogen Production and Distribution for AgriBusiness. He also served as the Manager for the Cincinnati, Ohio Nitrogen Plant and Nitrogen Terminals from 1996 until 1998 and joined Vigoro Industries, Inc. in 1991 as the Cincinnati, Ohio Plant Manager. Prior to joining Vigoro Industries, Inc., Mr. Diesch held several positions in the chemical industry, including Plant Manager, Production Manager and Process Engineer.

GARY L. FLOYD is the Managing Director of Crop Protection and Seed. From 1992 to 1999, Mr. Floyd managed Royster-Clark's Crop Protection business and served as the Vice President of Crop Protection and Seed from 1997 to 1999. He also served as a District Manager from 1990 to 1992 and Manager of Planning and

Development, Crop Protection from 1987 until 1990. Mr. Floyd began his career in the fertilizer and chemical industry as a North Carolina Agricultural Extension Agent in 1980 and joined Ciba-Geigy's agricultural division in 1984 as a Sales Representative. Mr. Floyd is a member and Past President of the North Carolina Crop Protection Association and a member of the Southern Crop Protection Association.

MICHAEL J. GALVIN is the Managing Director of Credit and Farm Financing. From 1996 until 1999, Mr. Galvin served as Vice President and General Credit Manager of Royster-Clark. Prior to 1996, Mr. Galvin was a Vice President and Regional Market Manager for Centura Bank. Mr. Galvin began his career in 1985 as a national bank examiner with the Comptroller of the Currency's office. Mr. Galvin has over 14 years experience in banking and credit. He is currently a member of the National Association of Credit Managers Atlantic Agricultural Conference.

LARRY D. GRAHAM is the Managing Director of Rainbow Production. From 1996 until 1999, Mr. Graham was employed by AgriBusiness first serving as Senior Vice President with the Rainbow Division and then Senior Vice President -- Sales. From 1994 until 1996, he served as General Manager -- Rainbow. From 1977 until 1994, he served in various positions with IMC Global, including Area Manager, Area Sales Manager and Sales Supervisor.

GREGG HUTCHISON is the Managing Director of Logistics. Mr. Hutchison joined Royster-Clark in early 2000 replacing Mr. Thomas Ergish. From 1994 to 1999, Mr. Hutchison served as the Manager of Logistics with Hydro-Agri NA in Tampa, Florida. From 1981 to 1994 Mr. Hutchison worked for Shipyard River Terminal in Charleston, South Carolina.

PAUL M. MURPHY is the Managing Director of Financial Planning. From 1996 until 1999, he served as Vice President of Planning and Analysis and Secretary of Royster-Clark. From 1992 until 1996, he served as a Divisional Controller of Royster-Clark. From 1981 until 1992, Mr. Murphy served several companies in Europe and the United States and from 1969 until 1981, he was at General Electric, where he served in a lead financial and accounting role for GE's Information Services business in Europe.

ROBERT L. PAARLBERG is the Managing Director of Information Technology. From 1997 to 1999, Mr. Paarlberg served as Director of Information Systems for AgriBusiness. From 1979 to 1997, he held varying management and technical positions with AgriBusiness and its predecessors, including Infrastructure Architect, Manager of Financial Systems, Manager of Microcomputer and Telecommunication Development and Senior Analyst. Prior to joining AgriBusiness, Mr. Paarlberg was a financial internal auditor for various companies. He has served on the Corporate Advisory Board of PC Week and hosted a radio show called Computer Talk for seven years.

R. MACON PARKER III is the Managing Director of Asset Allocation. Mr. Parker was promoted to the newly created position of Managing Director of Asset Allocation in 2000. Mr. Parker joined the Company in 1997 as a vice-president of marketing and has served in various roles in marketing, sales and administrative duties from 1999 to 2000. From 1985 to 1997 he held a position of sales representative for Western-Ag Minerals Company. From 1980 to 1995 he held various positions rising to the position of marketing director with Lebanon Chemical Company. From 1976 to 1980 he served as a sales representative for Allied-Signal Chemical Company.

J. WILLIAM PIRKLE is the Managing Director of Environmental, Health and Safety. From 1996 until 1999, Mr. Pirkle served as the Southeast Environmental Administrator for AgriBusiness. From 1990 to 1996 he served as Quality Control Coordinator and Safety Administrator for the Rainbow Division of IMC Global. Prior to joining IMC Global, Mr. Pirkle served as Plant Manager for Simplex Nails from 1987 until 1990 and as the Quality Control Manager for Interface Flooring from 1985 until 1987.

ROBERT M. RAINEY is the Managing Director of Sales and Marketing for the Western Division. From April 1999 to August 2000 Mr. Rainey served as Director of Sales in Illinois and Indiana. He served as Marketing Manager for Vigoro Industries and IMC AgriBusiness from 1996 to 1999. From 1985--1996 he served with AgriBusiness in varying management and sales positions ranging from Wholesale Account Executive to Farmarket Manager to EHS Coordinator. Mr. Rainey began his career in 1982 as Agronomy manager with Cargill, Inc. in Northern Indiana.

BRAD RIVERS is the Managing Director of Sales and Marketing for the Central Division. From April 1999 to August 2000, he served as Director of Sales for the Southern Ohio Region. He served as Marketing Manager for Vigoro Industries and IMC Agribusiness from 1994 to 1999. Mr. Rivers began his career in 1982 working in various positions with Mid Ohio Chemical Company and in 1993, he was named a sales supervisor.

RANDY SPRINGS is the Managing Director Sales and Marketing, Eastern Division. In 2000, Mr. Springs was promoted from Director of Sales for the state of South Carolina and the southeastern region of North Carolina, to his current position. From 1997 until 1999, he served as Sales Director for South Carolina. Mr. Springs joined Royster-Clark in 1979, serving as a retail location manager in Hemingway, South Carolina, until his promotion in 1997 to Sales Director.

Item 11. Executive Compensation.

  The directors do not receive any compensation for their services as directors or for expenses incurred attending meetings. Directors are elected annually to serve until the next annual meeting or until their successors have been elected and qualified. The stockholders have entered into stockholders' agreement governing the election of directors. The following table summarizes the compensation paid or accrued for the last three fiscal years ended December 31 to our executive officers.

SUMMARY COMPENSATION TABLE

                                                  Other Annual    All Other
Name and Principal               Salary   Bonus  Compensation(1) Compensation
Position                    Year    $       $           $             $
------------------          ---- ------- ------- --------------- ------------
Francis P. Jenkins, Jr.,    2000 499,990 140,000      1,200        100,000(/2/)
Chairman and Chief
 Executive Officer          1999 431,051     --         800            --
                            1998 275,053 120,000        --             --

G. Kenneth Moshenek,        2000 349,981 100,000      4,208            --
President and Chief
 Operating Office           1999 349,983     --       4,300         77,740(/3/)
                            1998 136,725  80,000      2,175

Walter Vance,               2000 170,007  47,500      2,575
Managing Director, Finance  1999 170,005     --       3,067         30,026(/3/)
                            1998  95,474  40,000      2,542

(1) Includes employer matching contributions from our 401(k) Plan and auto allowance of $1,200 and $800 for each individual in 2000 and 1999, respectively.
(2) Represents $50,000 each for 1999 and 2000 for life insurance policy described below which was paid in 2000.
(3) Represents taxable moving expenses for Mr. Moshenek and Mr. Vance.

EMPLOYMENT AGREEMENTS

  In 1999 Mr. Jenkins entered into an employment agreement with the Company's parent, Royster-Clark Group, and with the Company, to serve as Chief Executive Officer ("CEO"). The agreement provides for an annual base salary of $499,990, subject to annual merit increases as determined by the Royster-Clark Group Board of Directors.

  In addition to the annual base salary, Mr. Jenkins will be entitled to:

  . participate in an annual performance bonus plan based on individual criteria and/or executive incentive programs to be determined from time to time by the Royster-Clark Group Board of Directors and

  . receive standard company benefits provided to executive officers from time to time.


  In addition to standard company benefits, Royster-Clark Group has agreed to provide up to $50,000 per year to Mr. Jenkins to obtain a life insurance policy for the benefit of his wife and family.

  The term of Mr. Jenkins' agreement is five years subject to automatic renewal for successive one-year terms unless, in each case, either the executive or the Company gives prior notice of non-renewal.

  The employment agreement is terminable by Royster-Clark Group with or without cause. In the event that the employment agreement is terminated without cause and provided that Mr. Jenkins complies with the confidentiality and non-competition covenants, he will be entitled to receive all payments due as base salary during the remainder of his employment term. Mr. Jenkins is subject to a non-competition covenant during the term of his agreement and continues for two years after his agreement expires in April of 2004.

  In 2000 Mr. Moshenek and Mr. Vance each finalized an employment agreement with the Company. Mr. Moshenek is to serve as President and Chief Operating Officer and Mr. Vance to serve as Managing Director-Finance. The agreements for Mr. Moshenek and Mr. Vance provides for an annual base salary of $350,000 and $170,000, respectively, subject to annual merit increases as determined by the CEO of the Company.

  In addition to the annual base salary, Mr. Moshenek and Mr. Vance will be entitled to:

  . participate in an annual performance bonus plan based on individual criteria and/or executive incentive programs to be determined from time to time by the Company, its Board of Directors or Royster-Clark Group Inc. and

  . receive standard company benefits provided to executive officers from time to time.

  The term of both Mr. Moshenek's and Mr. Vance's agreement expire in April of 2004, subject to automatic renewal for successive one-year terms unless, in each case, either the executives or the Company gives prior notice of non-renewal.

  The employment agreements are terminable by the Board of Directors with or without cause. In the event that the employment agreements are terminated without cause and provided that Mr. Moshenek and Mr. Vance comply with the confidentiality and non-competition covenants, they will be entitled to receive all payments due as base salary during the remainder of their employment term. They are subject to a non-competition covenant during the term of their agreements and continue for one year after the agreements expires in April of 2004.


  On January 16, 2001, the Company and Mr. Fred Sharp III entered into a termination and consulting agreement which terminates the employment agreement entered into July of 1999. Mr. Sharp has ceased to be a Managing Director and Assistant Secretary of the Company and Royster-Clark Group but remained an employee in an internal consultant status. The agreement provides for payments through July of 2004 and includes covenant not to compete and non-interference clauses.

  Royster-Clark Group and the Company have entered into employment agreements with other key employees and expect to in the future as needed.

EMPLOYEE BENEFITS PLANS

Retirement Plans

  The Company maintains a defined contribution Employee Savings and Investment Plan (ESIP) covering substantially all full-time employees of the Company. Participants are allowed to contribute to the ESIP up to 18% of their salary on a pre-tax basis, up to the maximum allowed under Internal Revenue Service regulations.

The Company makes contributions to the ESIP at the discretion of the Board of Directors. The Company also maintains three other defined contribution plans for union employees under collective bargaining agreements at six locations covering approximately 120 employees. Company contributions are based on the applicable provisions of each plan.

1999 Restricted Stock Purchase and Option Plan

  Upon the acquisition of the Company by RCG, RCG created the 1999 Restricted Stock Purchase and Option Plan (herein referred to as the 1999 Plan). Under the terms of the 1999 Plan, 200,000 shares of RCG common stock have been reserved for issuance in the form of restricted share grants to current and future employees of RCG or Royster-Clark. Shares issued under the 1999 Plan are subject to certain restrictions on transfer of shares as provided in the stockholders' agreement described in "Relationships and Related Transactions," of the Registration Statement on Form S-4 (Reg. No: 33-81235) including the right of Royster-Clark Group to repurchase shares upon termination of a stockholder's employment prior to the fifth anniversary of the closing, at a formula price. During the year ended December 31, 2000, 180,000 common stock shares were issued under this plan at a price equal to the fair value at date of grant.

  In addition, 35,820 shares of Common Stock, 13,290 shares of Senior Preferred Stock and 7,470 shares of Junior Preferred Stock have been reserved for issuance pursuant to the exercise of stock options rolled over from the 1992 Stock Option Plan (herein referred to as the 1992 Plan) previously maintained by Royster-Clark. All options granted under the 1992 Plan were either cashed out at the merger consideration of $285 per share less the exercise price under the 1992 Plan or exchanged for an option to purchase 5.5 shares of Common Stock, 2.0 shares of Senior Preferred Stock and 1.1 shares of Junior Preferred Stock at the same exercise price as under the 1992 Plan. At December 31, 2000, the options described above are the only options vested and outstanding under the 1999 Plan. No options were issued, exercised or forfeited during the year ended December 31, 2000.

Stock Options

  The following table lists as of December 31, 2000, the number of shares of common stock underlying options held by the named executives officers and the value of unexercised in-the-money options.


                                                 Number of Shares of
                                               Common Stock Underlying    Value of Unexercised
                           Shares                Unexercised Options      In-The-Money Options
                          Acquired    Value   ------------------------- -------------------------
                         on Exercise Realized Exercisable Unexercisable Exercisable Unexercisable
                         ----------- -------- ----------- ------------- ----------- -------------
Francis P. Jenkins, Jr.      --        --          --          --              --        --
G. Kenneth Moshenek          --        --       17,792         --       $2,459,742       --
Walter Vance                 --        --        4,720         --          690,558       --

BOARD OF DIRECTOR INTERLOCKS AND INSIDER PARTICIPATION

  No director has any direct or indirect material interest in or relationship with the Company other than stockholdings as set forth below in item 12 and as related to their position as a director. No officer or other employee of the Company served on the board of directors of any other entity, where any officer or director of such entity also served on Company's Board.

REPORT ON EXECUTIVE COMPENSATION

  The Company has no Compensation Committee. The functions of the Compensation Committee are performed by the Board of Directors ("Board") as a whole. The following Executive Officers participated in the Board's deliberations on Executive Officer Compensation: Francis P. Jenkins Jr.

  The Company was newly organized in April 1999. The Board has been confronted with business issues concerning the governance of the Company. The Board has directed Company's management to formulate a proposal concerning executive compensation and report back to the Board. Management has been working with consultants through 2000 to draft a proposal for consideration by the Board. Management intends to bring a proposal for the Board to evaluate and adopt in the near future. In the absence of a governing policy, compensation for the chief executive officer was determined by the Board by taking into consideration Mr. Jenkins' contribution to the management of the Company and to persons with comparable experience and responsibilities.

  The Board granted restricted shares of stock to a small group of high-ranking employees during 2000. The group of high-ranking executives consisting of the chief executive officer, the two other named executive officers and five other key executives on a basis generally consistent with prior awards and their value on the date of grant.

ITEM 12. Security Ownership of Beneficial Owners and Management.

PRINCIPAL SHAREHOLDERS

  All of the outstanding capital stock of the Company is owned by Royster-Clark Group. The following table provides information about the beneficial ownership of the Royster-Clark Group common and preferred stock as of the December 31, 2000 by (1) each person or entity who owns five percent or more of the common or preferred stock, (2) each of our directors who is a stockholder, (3) our Chief Executive Officer and the other executive officers named in "ITEM 11. Executive Compensation." above who are stockholders, and
(4) all of our directors and executive officers as a group.

                                                  Number and Percent of Shares
                          -----------------------------------------------------------------------------------
                              Royster-Clark Group Common Stock          Royster-Clark Group Preferred Stock
                          --------------------------------------------  -------------------------------------
                              Class A (1)            Class B (2)             Series A           Series B
                          --------------------  ----------------------  ------------------- -----------------
  Name and Address of
   Beneficial Owners        Number    Percent      Number     Percent     Number    Percent  Number   Percent
------------------------  ----------  --------  ------------  --------  ----------  ------- --------  -------
399 Venture Partners,
 Inc (7)                     299,761      31.7%    1,025,514      83.3%    404,780   66.7%       --     0.0%
399 Park Avenue
New York, New York 10043
CCT Partners VI, L.P.
 (7)                          52,899       5.6%      180,973      14.7%     69,724   11.5%       --     0.0%
399 Park Avenue
New York, New York 10043
Francis P. Jenkins, Jr.      355,638      37.7%          --        0.0%    110,032   18.1%    62,114   83.0%
c/o Royster-Clark, Inc.
600 Fifth Avenue 25th
 Floor
New York, New York 10020
G. Kenneth Moshenek        69,727 (3)      7.4%          --        0.0%        697    0.1%       393    0.5%
c/o Royster-Clark, Inc.
999 Waterside Drive
 Suite 800
Norfolk, Virginia 23510
Walter Vance.              23,213 (4)      2.5%          --        0.0%        358    0.1%       202    0.3%
c/o Royster-Clark, Inc.
6 Executive Dr
Collinsville, Illinois
 62234
Thomas F. McWilliams      355,596 (5)     37.7% 1,216,532 (5)     98.8% 478,374 (5)  78.8%       --     0.0%
c/o 399 Venture Part-
 ners, Inc.
399 Park Avenue
New York, New York 10043
Randolph G. Abood             22,617       2.4%          --        0.0%      4,542    0.7%  2,564 (8)   3.4%
c/o Royster-Clark, Inc.
600 Fifth Avenue 25th
 Floor
New York, New York 10020
Charles E. Corpening      353,026 (6) 37.4% (6)    1,207,115  98.0% (6)    474,504   78.2%       --     0.0%
c/o 399 Venture Part-
 ners, Inc.
399 Park Avenue
New York, New York 10043
All directors and
 executive                   840,465      89.0%    1,217,160      98.8%    597,859   98.5%    72,743   97.2%
officers as a group (6
 persons)

--------
(1) All percentages do not give effect to the shares of Royster-Clark Group Class A issuable upon conversion of Royster-Clark Group Class B Common Stock. See "--Royster-Clark Group Common Stock."
(2) Does not include shares of Royster-Clark Group Class B Common Stock issuable upon conversion of Royster-Clark Group Class A Common Stock. See "--Royster-Clark Group Common Stock."
(3) Includes 17,792 shares of Common Stock, 6,612 shares of Series A and 3,715 shares of Series B Preferred Stock subject to options that are currently exercisable.
(4) Includes 4,720 shares of Common Stock, 1,753 shares of Series A and 986 shares of Series B Preferred Stock subject to options that are currently exercisable.

(5) Includes the following: a) shares of Class A and B Common and Series A Preferred stock of Royster-Clark Group owned by 399 Venture Partners, Inc., of which Mr. McWilliams is a managing director, all of which Mr. McWilliams disclaims beneficiary ownership; b) shares of Class A and B Common and Series A Preferred stock of Royster-Clark Group owned by CCT Partners VI, L.P., of which Mr. McWilliams is a limited partner without the power to dispose of the securities; c) 2,936 shares of Class A and 10,045 shares of Class B Common stock owned by Alchemy, L.P. of which Mr. McWilliams is the general partner with the power to vote and dispose of the securities and d) 3,870 shares of Series A Preferred stock owned by the Thomas F. McWilliams Flint Trust, Jeanne Blasberg, Trustee, of which Mr. McWilliams is beneficiary and has the limited ability to dispose of the stock.
(6) Includes the following: a) shares of Class A and B Common and Series A Preferred stock of Royster-Clark Group owned by 399 Venture Partners, Inc., of which Mr. Corpening is a vice president, all of which Mr. Corpening disclaims beneficiary ownership and b) shares of Class A and B Common and Series A Preferred stock of Royster-Clark Group owned by CCT Partners VI, L.P., of which Mr. Corpening is a limited partner without the power to dispose of the securities.
(7) The general partner of CCT Partners VI, L.P. is the chairman of 399 Venture Partners, Inc.
(8) Includes 232 shares of Series B Preferred Stock owned by Ninigret Foundation, Inc. of which Mr. Abood is a member of its board of directors and has the right to vote these shares.

ROYSTER-CLARK GROUP COMMON AND PREFERRED STOCK

  The Certificate of Incorporation of Royster-Clark Group provides that Royster-Clark Group may issue 4,200,000 shares of common stock, divided into two classes consisting of 2,200,000 shares of Class A Common Stock and 2,000,000 shares of Class B Common Stock and 775,000 shares of series preferred stock. The holders of Class A Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. Except as required by law, the holders of Class B common stock have no voting rights. Under the Certificate of Incorporation of Royster-Clark Group, a holder of either class of common stock may convert any or all of his shares into an equal number of shares of the other class of common stock; provided that in the case of a conversion from Class B Common Stock, which is nonvoting, into Class A Common Stock, which is voting, the holder of shares to be converted would be permitted under applicable law to hold the total number of shares of Class A Common Stock which would be held after giving effect to the conversion.

  The Series A and Series B Prefered stock outstanding does not have voting rights except as provided under Delaware law and except in certain limited circumstances (See note 3 to the consolidated financial statements).

  In addition to the common stock and preferred stock, 399 Ventures holds a $10 million subordinated note of Royster-Clark Group that does not require cash interest payments The total number of shares of Royster-Clark Group preferred stock outstanding as of the recapitalization the Company on April 1, 1999 and as of December 31, 2000 was approximately 682,014 shares.

ITEM 13. Relationships and Related Transactions.

  In November of 2000, Charles Moshenek, brother of G. Kenneth Moshenek, president and chief operating officer of the Company, became an employee of the Company. Employment conditions of the Company were for Mr. Charles Moshenek to relocate to Norfolk, Virginia. In accordance with Company policy, the Company paid Mr. Charles Moshenek's relocation costs and extended an interest-free loan of $75,000 to him due June 1, 2001. The loan was repaid on March 9, 2001.

                                    PART IV

ITEM 14. Exhibits and Reports on Form 8-K

  (a) Exhibits:

Exhibit
Number                                    Title of Document
-------                                   -----------------
 3.01    Restated Certificate of Incorporation of the Company.+
 3.02    Certificate of Amendment of Restated Certificate of Incorporation of the Company.+
 3.03    Amended and Restated Bylaws of the Company.+
 4.01    Indenture dated as of April 22, 1999 by and among the Company, the Guarantors, and the United
         States Trust Company of New York, as Trustee.+
 4.02    Form of 101/4% First Mortgage Note Due 2009 (Included in Exhibit 4.01).+
10.01    Credit Agreement dated as of April 22, 1999 by and among the Company, the
         Guarantors, various lenders, DLJ Capital Funding, as arranger and syndication agent,
         J.P. Morgan Securities Inc., as documentation agent and U.S. Bancorp Ag Credit,
         Inc., as administrative agent.+
10.02    Purchase Agreement dated April 15, 1999 among the Company, the Guarantors and the
         Initial Purchasers.+
10.03    Supply Agreement dated as of April 22, 1999 among IMC Kalium Ltd., IMC-Agrico
         Company and the Company. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.+
10.04    Company Employee Savings and Investment Plan.+
10.05    Royster-Clark Group, Inc. 1999 Restricted Stock Purchase and Option Plan.+
10.06    Employment Agreement dated as of April 22, 1999 by and among Francis P. Jenkins,
         Jr., Royster-Clark Group, Inc. and Royster-Clark, Inc.+
10.07    Master Conveyance Agreement dated as of April 22, 1999 by and among IMC Global Inc., the Vigoro Corporation, the Company and the United States Trust Company of New
         York.+
10.08    Employment Agreement dated as of July 6, 1999 by and among Royster-Clark Group,
         Inc., Royster-Clark, Inc. and Frederick I. Sharp III.+
10.09    Agreement for the Sale and Purchase of Assets among Royster-Clark, Inc. ("RCI"),
         American Crop Services, Inc. ("ACS") and Chickasaw Chemical Company, Inc. ("CCC")
         dated as of January 27, 2000, as amended by an amendment to Asset Purchase amended by an Amendment to Asset Purchase Agreement among RCI, Royster-Clark Resources LLC,
         ACS and CCC dated February 16, 2000.+
10.10    Form of Stock Purchase Agreement among Royster-Clark Resources, LLC, as Buyer, and the persons and entities identified therein as Sellers, for the Shares of Alliance
         Agronomics, Inc. dated as of March 17, 2000.+
10.11    Form of Purchase Agreement between Royster-Clark Resources, LLC and G. Waddy Garrett dated March 17, 2000.+
10.12    Agreement for the Sale and Purchase of Assets between Crop Builders, Inc., as Seller and Royster-Clark, Inc., as Purchaser dated January 28, 2000.+
10.13    Agreement for the Sale and Purchase of Assets between Armstrong Ag Center, Inc., as
         Seller and Royster-Clark, Inc., as Purchaser dated January 28, 2000.+
10.14    Amendment Agreement dated August 18, 2000 amending Credit Agreement.++
10.15    Second Amendment to Revolving Credit Agreement among Royster-Clark, Inc., various financial institutions, DLJ Capital Funding., J.P. Morgan Securities, Inc., and U.S.
         Bancorp, Ag Credit, Inc.+++
10.16    Employment Agreement dated as of December 1, 1999 between Royster-Clark, Inc. and G.
         Kenneth Moshenek.*
10.17    Employment Agreement dated as of December 1, 1999 between Royster-Clark, Inc. and
         Walter Vance.*
12.01    Statement of Computation of Ratio of Earnings to Fixed Charges.*
99.01    Allowance for Doubtful Accounts-Royster-Clark, Inc.*

--------
+ Incorporated by reference to identically numbered Exhibit to Registration Statement on Form S-4 (Reg. No.: 333-81235) filed on April 19, 2000.
++ Incorporated by reference to Exhibit No. 10.14 to Form 10Q for the quarterly period ended June 30, 2000 (Reg. No.: 333-81235) filed on August 21, 2000.
+++ Incorporated by reference to Exhibit No 10.15 to Form 10Q for the quarterly period ended September 30, 2000 (Reg. No.: 333-81235) filed on November 14, 2000.
*  Filed herein.

  (b) Reports on Form 8-K--None

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 2, 2001                   ROYSTER-CLARK, INC.

                                       By: /s/ Francis P. Jenkins, Jr.

                                       Francis P. Jenkins, Jr.
                                       Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

           SIGNATURE                          TITLE                       DATE
           ---------                          -----                       ----
By: /s/ Francis P. Jenkins, Jr.       Chairman of the Board           April 2, 2001
Francis P. Jenkins, Jr.

By: /s/ Charles E. Corpening          Director                        April 2, 2001
Charles E. Corpening

By: /s/ Thomas F. McWilliams          Director                        April 2, 2001
Thomas F. McWilliams

By: /s/ Randolph G. Abood             Director                        April 2, 2001
Randolph G. Abood

By: /s/ Walter R. Vance               Chief Financial and             April 2, 2001
Walter R. Vance                          Accounting Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE EXCHANGE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE EXCHANGE ACT.

(a) (i) No annual report is provided to the Noteholders other than copies of Registrant's Annual Report on Form 10-K.

(a) (ii) No Proxy Statement, form of proxy or other proxy soliciting material has been sent to any Noteholder with respect to any annual or other meeting of Registrant's security holders.