Form 10-Q
period 2001-03-31
ROYSTER-CLARK INC
filed 2001-05-15
CIK 1088893

     As filed with the Securities and Exchange Commission on May 15, 2001

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

                 For the quarterly period ended March 31, 2001

                                      OR

  [_] Transition Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                For the transition period from        to

                       Commission file number 333-81235

                               ----------------

                              ROYSTER-CLARK, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                 76-0329525
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

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

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                        PART 1. FINANCIAL INFORMATION:
 Item 1. Financial Statements
         Condensed Consolidated Balance Sheets..........................    2
         Condensed Consolidated Statements of Operations................    3
         Condensed Consolidated Statements of Cash Flows................    4
         Notes to Condensed Consolidated Financial Statements...........    5
 Item 2. Management's Discussion and Analysis of Financial Condition,
         Results of Operations and Cash flows...........................   11
 Item 3. Quantitative and Qualitative Disclosures about Market Risk.....   14
                          PART 2. OTHER INFORMATION:
 Item 6. Exhibits and Reports on Form 8-K
         Exhibit Index..................................................   15
 Signatures..............................................................  16

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

                         PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                      ROYSTER-CLARK, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2001 AND DECEMBER 31, 2000
                             (Dollars in thousands)

                                                        March 31,  December 31,
                                                          2001         2000
                                                       ----------- ------------
                                                       (Unaudited)
                        ASSETS
Current assets:
 Cash.................................................  $    205     $    413
 Trade accounts receivable, net of allowance for
  doubtful accounts of $6,272 and $5,891 at March 31,
  2001 and December 31, 2000, respectively............    97,708       80,425
 Other receivables....................................    16,264       38,372
 Inventories..........................................   375,492      240,530
 Prepaid expenses.....................................     4,154        4,478
 Refundable income taxes..............................       871          871
 Deferred income taxes................................    17,836        9,329
                                                        --------     --------
    Total current assets..............................   512,530      374,418
 Property, plant and equipment, net...................   215,706      216,698
 Goodwill, net........................................    18,044       18,383
 Deferred financing costs, net........................    12,034       12,533
 Other assets, net....................................     2,659        1,324
                                                        --------     --------
                                                        $760,973     $623,356
                                                        ========     ========
         LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Current installments of long-term debt...............  $  2,612     $  2,617
 Customer deposits....................................   140,639       68,179
 Accounts payable.....................................   136,570       87,637
 Accrued expenses.....................................    26,750       24,549
                                                        --------     --------
    Total current liabilities.........................   306,571      182,982
Senior secured credit facility........................   164,948      135,956
10 1/4% First Mortgage Notes due 2009.................   200,000      200,000
Long-term debt, excluding current installments........     4,760        4,796
Other long-term liabilities...........................     6,880        5,608
Deferred income taxes.................................     2,897        3,552
                                                        --------     --------
    Total liabilities.................................   686,056      532,894
                                                        --------     --------
Stockholder's equity:
 Common stock, no par value. Authorized 350,000
  shares; 1 share issued and outstanding..............       --           --
 Additional paid-in capital...........................    88,599       88,599
 Retained earnings (deficit)..........................   (13,682)       1,863
                                                        --------     --------
    Total stockholder's equity........................    74,917       90,462
                                                        --------     --------
                                                        $760,973     $623,356
                                                        ========     ========

     See accompanying notes to condensed consolidated financial statements.

                      ROYSTER-CLARK, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (Dollars in thousands)
                                  (Unaudited)

                                                       Three Months Three Months
                                                          ended        ended
                                                        March 31,    March 31,
                                                           2001         2000
                                                       ------------ ------------
Net sales.............................................   $165,548     $173,191
Cost of sales.........................................    138,249      142,092
                                                         --------     --------
  Gross profit........................................     27,299       31,099
Selling, general and administrative expenses..........     43,145       37,448
                                                         --------     --------
  Operating loss......................................    (15,846)      (6,349)
Interest expense......................................     (8,861)      (7,701)
                                                         --------     --------
  Loss before income taxes............................    (24,707)     (14,050)
Income tax benefit....................................     (9,162)      (5,231)
                                                         --------     --------
  Net loss............................................   $(15,545)    $ (8,819)
                                                         ========     ========


     See accompanying notes to condensed consolidated financial statements.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                            (Dollars in thousands)
                                  (Unaudited)

                                                     Three Months Three Months
                                                        ended        ended
                                                      March 31,    March 31,
                                                         2001         2000
                                                     ------------ ------------
Cash flows from operating activities:
Net loss............................................  $ (15,545)   $  (8,819)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Provision for doubtful accounts...................        471          326
  Depreciation and amortization.....................      6,752        5,768
  Loss on sale of property, plant and equipment.....        549          159
  Deferred income taxes.............................     (9,162)      (5,355)
  Changes in operating assets and liabilities
   increasing (decreasing) cash:
    Trade accounts receivable.......................    (17,754)     (22,425)
    Other receivables...............................     22,108        6,652
    Inventories.....................................   (134,962)    (121,453)
    Prepaid expenses................................        324            5
    Refundable income taxes.........................        --          (231)
    Other assets....................................     (1,533)         102
    Accounts payable................................     48,933       73,396
    Accrued expenses................................      2,201        7,073
    Other long-term liabilities.....................      1,272          --
                                                      ---------    ---------
     Total adjustments..............................    (80,801)     (55,983)
                                                      ---------    ---------
     Net cash used in operating activities..........    (96,346)     (64,802)
                                                      ---------    ---------
Cash flows from investing activities:
Proceeds from sale of property, plant and
 equipment..........................................        215          395
Purchases of property, plant and equipment..........     (5,488)      (6,234)
Acquisitions, net of cash acquired of $22...........        --       (25,665)
                                                      ---------    ---------
     Net cash used in investing activities..........     (5,273)     (31,504)
                                                      ---------    ---------
Cash flows from financing activities:
Proceeds from senior secured credit facility........    105,007      142,071
Payments on senior secured credit facility..........    (76,015)    (103,905)
Principal payments on long-term debt................        (41)      (4,007)
Net increase in customer deposits...................     72,460       58,692
                                                      ---------    ---------
     Net cash provided by financing activities......    101,411       92,851
                                                      ---------    ---------
Net decrease in cash................................       (208)      (3,455)
Cash at beginning of period.........................        413        4,670
                                                      ---------    ---------
Cash at end of period...............................  $     205    $   1,215
                                                      =========    =========
Supplemental disclosure of cash flow information:
Cash paid during the period for interest............  $   3,610    $   1,824
                                                      =========    =========
Cash paid during the period for income taxes........  $     --     $     356
                                                      =========    =========

Supplemental disclosure of noncash investing and financing activities:

  In the first quarter of 2000, the Company completed a series of small acquisitions. In conjunction with these transactions, the Company assumed various accrued liabilities and accounts payable of $8,092 and debt of $4,092. The transactions were financed with proceeds from the Company's senior secured credit facility.

    See accompanying notes to condensed consolidated financial statements.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(UNAUDITED)

                                MARCH 31, 2001
                            (Dollars in thousands)

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

  The information presented as of March 31, 2001 and the three-month periods ended March 31, 2001 and 2000 are unaudited. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 2001 and the results of their operations and their cash flows for the three-month periods ended March 31, 2001 and 2000. The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000, which are included as part of the Company's Annual Report on Form 10-K.

  The Company's business is highly seasonal with approximately 70% of sales generated between March and July. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year.

(2) Inventories

  Inventories at March 31, 2001 and December 31, 2000 consist of the following:

                                                            March   December 31,
                                                           31, 2001     2000
                                                           -------- ------------
   Crop protection products............................... $136,189    99,580
   Fertilizers............................................   41,493    30,378
   Raw materials..........................................  141,456    86,009
   Seeds..................................................   42,400    10,095
   Sundries and other.....................................   13,954    14,468
                                                           --------   -------
                                                           $375,492   240,530
                                                           ========   =======

(3) Environmental Matters

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

  The Company has recorded environmental liabilities at March 31, 2001 and December 31, 2000 for the estimated cost of cleanup efforts of identified contamination or site characterization totaling $3,646 and $3,661, respectively, which are included in other long-term liabilities in the accompanying condensed consolidated balance sheet. Actual cash expenditures during the three months ended March 31, 2001 and 2000 were $15 and $1, respectively. These liabilities do not take into account any claims for recoveries from insurance or third parties and are not discounted. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainty in evaluating environmental exposures. While the Company's potential exposure cannot be estimated, in the opinion of management the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

(4) Condensed Financial Data of Guarantor Subsidiaries

  The Company issued $200,000 of 10 1/4% First Mortgage Notes due April 2009 (herein referred to as the First Mortgage Notes) on April 22, 1999 to partially finance the acquisition of AgriBusiness. The First Mortgage Notes mature on April 22, 2009 and bear interest at 10 1/4% payable semi-annually in arrears. The First Mortgage Notes are secured by 17 principal properties, related fixtures and equipment and other related assets and a pledge of equity of certain subsidiaries. The First Mortgage Notes are guaranteed on a full, unconditional and joint and several basis, by each of the following subsidiaries of Royster-Clark:

    Royster-Clark Realty LLC
    Royster-Clark Resources LLC
    Royster-Clark AgriBusiness, Inc.
    Royster-Clark AgriBusiness Realty LLC
    Royster-Clark Nitrogen, Inc.

  There are currently no restrictions on the ability of Royster-Clark to obtain funds from its guarantor subsidiaries through dividends or loans.

  The following table presents the condensed financial data of Royster-Clark and its guarantor subsidiaries as of March 31, 2001 and December 31, 2000 and for the three month periods ended March 31, 2001 and 2000.

BALANCE SHEET DATA:

                               Royster-     Guarantor
March 31, 2001 (Unaudited)     Clark, Inc. Subsidiaries Eliminations Consolidated
                               ----------- ------------ ------------ ------------
Current assets:
  Cash........................  $     42         163           --          205
  Trade accounts receivable,
   net........................       --       98,211          (503)     97,708
  Other receivables...........     1,061      20,705        (5,502)     16,264
  Inventories.................       --      375,492           --      375,492
  Prepaid expenses............       --        4,154           --        4,154
  Refundable income taxes.....       871         --            --          871
  Deferred income taxes.......    17,836         --            --       17,836
                                --------     -------      --------     -------
    Total current assets......    19,810     498,725        (6,005)    512,530
  Property, plant and
   equipment, net.............    14,992     200,714           --      215,706
  Goodwill, net...............    13,905       4,139           --       18,044
  Deferred financing costs,
   net........................    12,034         --            --       12,034
  Other assets, net...........        95       2,564           --        2,659
  Investment in subsidiaries..   398,580         --       (398,580)        --
                                --------     -------      --------     -------
    Total assets..............  $459,416     706,142      (404,585)    760,973
                                ========     =======      ========     =======
Current liabilities:
  Current installments of
   long-term debt.............  $     40       2,572           --        2,612
  Customer deposits...........       --      140,639           --      140,639
  Accounts payable............       --      142,575        (6,005)    136,570
  Accrued expenses............    12,316      14,434           --       26,750
                                --------     -------      --------     -------
    Total current
     liabilities..............    12,356     300,220        (6,005)    306,571
  Senior secured credit
   facility...................   164,948         --            --      164,948
  10 1/4% First Mortgage
   Notes......................   200,000         --            --      200,000
  Long-term debt, excluding
   current installments.......        22       4,738           --        4,760
  Other long-term
   liabilities................       490       6,390           --        6,880
  Deferred income taxes.......     2,897         --            --        2,897
                                --------     -------      --------     -------
    Total liabilities.........   380,713     311,348        (6,005)    686,056
                                --------     -------      --------     -------
Stockholder's equity:
  Common stock................       --          --            --          --
  Additional paid-in capital..    78,599     408,580      (398,580)     88,599
  Retained earnings
   (deficit)..................       104     (13,786)          --      (13,682)
                                --------     -------      --------     -------
    Total stockholder's
     equity...................    78,703     394,794      (398,580)     74,917
                                --------     -------      --------     -------
    Total liabilities and
     stockholder's equity.....  $459,416     706,142      (404,585)    760,973
                                ========     =======      ========     =======

BALANCE SHEET DATA:

                                Royster-
December 31, 2000                Clark,   Guarantor
                                  Inc.   Subsidiaries Eliminations Consolidated
                                -------- ------------ ------------ ------------
Current assets:
  Cash......................... $     42       371           --          413
  Trade accounts receivable,
   net.........................      --     81,599        (1,174)     80,425
  Other receivables............    4,107    55,815       (21,550)     38,372
  Inventories..................      --    240,762          (232)    240,530
  Prepaid expenses.............      --      4,478           --        4,478
  Refundable income taxes......      871       --            --          871
  Deferred income taxes........    9,329       --            --        9,329
                                --------   -------      --------     -------
    Total current assets.......   14,349   383,025       (22,956)    374,418
  Property, plant and
   equipment, net..............   15,626   201,072           --      216,698
  Goodwill, net................   13,509     4,874           --       18,383
  Deferred financing costs,
   net.........................   12,533       --            --       12,533
  Other assets, net............      118     1,206           --        1,324
  Investment in subsidiaries...  370,460       --       (370,460)        --
                                --------   -------      --------     -------
    Total assets............... $426,595   590,177      (393,416)    623,356
                                ========   =======      ========     =======
Current liabilities:
  Current installments of long-
   term debt................... $     47     2,570           --        2,617
  Customer deposits............      --     68,179           --       68,179
  Accounts payable.............      --    110,361       (22,724)     87,637
  Accrued expenses.............    7,844    16,705           --       24,549
                                --------   -------      --------     -------
    Total current liabilities..    7,891   197,815       (22,724)    182,982
  Senior secured credit
   facility....................  135,956       --            --      135,956
  10 1/4% First Mortgage
   Notes.......................  200,000       --            --      200,000
  Long-term debt, excluding
   current installments........        4     4,792           --        4,796
  Other long-term liabilities..      490     5,118           --        5,608
  Deferred income taxes........    3,552       --            --        3,552
                                --------   -------      --------     -------
    Total liabilities..........  347,893   207,725       (22,724)    532,894
                                --------   -------      --------     -------
Stockholder's equity:
  Common stock.................      --        --            --          --
  Additional paid-in capital...   78,599   380,460      (370,460)     88,599
  Retained earnings (deficit)..      103     1,992          (232)      1,863
                                --------   -------      --------     -------
    Total stockholder's
     equity....................   78,702   382,452      (370,692)     90,462
                                --------   -------      --------     -------
    Total liabilities and
     stockholder's equity...... $426,595   590,177      (393,416)    623,356
                                ========   =======      ========     =======

UNAUDITED STATEMENT OF OPERATIONS DATA:

                             Royster-    Guarantor
Three Months Ended March    Clark, Inc. Subsidiaries Eliminations Consolidated
31, 2001                    ----------- ------------ ------------ ------------
Net sales..................   $  959      172,684       (8,095)     165,548
Cost of sales..............      105      140,969       (2,825)     138,249
                              ------      -------      -------      -------
  Gross profit.............      854       31,715       (5,270)      27,299
Selling, general and
 administrative expenses...      298       48,349       (5,502)      43,145
                              ------      -------      -------      -------
  Operating income (loss)..      556      (16,634)         232      (15,846)
Interest expense...........     (554)      (8,307)         --        (8,861)
                              ------      -------      -------      -------
  Income (loss) before
   income taxes............        2      (24,941)         232      (24,707)
Income tax expense
 (benefit).................        1       (9,163)         --        (9,162)
                              ------      -------      -------      -------
  Net income (loss)........   $    1      (15,778)         232      (15,545)
                              ======      =======      =======      =======
                             Royster-    Guarantor
Three Months Ended March    Clark, Inc. Subsidiaries Eliminations Consolidated
31, 2000                    ----------- ------------ ------------ ------------
Net sales..................   $1,292      184,202      (12,303)     173,191
Cost of sales..............      --       148,785       (6,693)     142,092
                              ------      -------      -------      -------
  Gross profit.............    1,292       35,417       (5,610)      31,099
Selling, general and
 administrative expenses...      162       42,896       (5,610)      37,448
                              ------      -------      -------      -------
  Operating income (loss)..    1,130       (7,479)         --        (6,349)
Interest expense...........     (663)      (7,038)         --        (7,701)
                              ------      -------      -------      -------
  Income (loss) before
   income taxes............      467      (14,517)         --       (14,050)
Income tax expense
 (benefit).................      182       (5,413)         --        (5,231)
                              ------      -------      -------      -------
  Net income (loss)........   $  285       (9,104)         --        (8,819)
                              ======      =======      =======      =======

UNAUDITED CASH FLOW DATA:

                                                   Guarantor
Three Months Ended March 31,  Royster-Clark, Inc. Subsidiaries Eliminations Consolidated
2001                          ------------------- ------------ ------------ ------------
Net cash used in operating
 activities.................       $ (29,012)       (67,334)       --          (96,346)
                                   ---------        -------        ---        --------
Cash flows from investing
 activities:
  Proceeds from sale of
   property, plant and
   equipment................              31            184        --              215
  Purchases of property,
   plant and equipment......             --          (5,488)       --           (5,488)
                                   ---------        -------        ---        --------
    Net cash provided by
     (used in) investing
     activities.............              31         (5,304)       --           (5,273)
                                   ---------        -------        ---        --------
Cash flows from financing
 activities:
  Proceeds from senior
   secured credit facility..         105,007            --         --          105,007
  Payments on senior secured
   credit facility..........         (76,015)           --         --          (76,015)
  Principal payments on
   long-term debt...........             (11)           (30)       --              (41)
  Net increase in customer
   deposits.................             --          72,460        --           72,460
                                   ---------        -------        ---        --------
    Net cash provided by
     financing activities...          28,981         72,430        --          101,411
                                   ---------        -------        ---        --------
Net decrease in cash........             --            (208)       --             (208)
Cash at beginning of
 period.....................              42            371        --              413
                                   ---------        -------        ---        --------
Cash at end of period.......       $      42            163        --              205
                                   =========        =======        ===        ========
                                                   Guarantor
Three Months Ended March 31,  Royster-Clark, Inc. Subsidiaries Eliminations Consolidated
2000                          ------------------- ------------ ------------ ------------
Net cash used in operating
 activities.................       $ (38,469)       (26,333)       --          (64,802)
                                   ---------        -------        ---        --------
Cash flows from investing
 activities:
  Proceeds from sale of
   property, plant and
   equipment................             --             395        --              395
  Purchases of property,
   plant and equipment......             --          (6,234)       --           (6,234)
  Acquisitions, net of cash
   acquired.................             --         (25,665)       --          (25,665)
                                   ---------        -------        ---        --------
    Net cash used in
     investing activities...             --         (31,504)       --          (31,504)
                                   ---------        -------        ---        --------
Cash flows from financing
 activities:
  Proceeds from senior
   secured credit facility..         142,071            --         --          142,071
  Payments on senior secured
   credit facility..........        (103,905)           --         --         (103,905)
  Principal payments on
   long-term debt...........             --          (4,007)       --           (4,007)
  Net increase in customer
   deposits.................             --          58,692        --           58,692
                                   ---------        -------        ---        --------
    Net cash provided by
     financing activities...          38,166         54,685        --           92,851
                                   ---------        -------        ---        --------
Net decrease in cash........            (303)        (3,152)       --           (3,455)
Cash at beginning of
 period.....................             344          4,326        --            4,670
                                   ---------        -------        ---        --------
Cash at end of period.......       $      41          1,174        --            1,215
                                   =========        =======        ===        ========

Item 2. Management's Discussion and Analysis of Financial Condition, Results of Operations and Cash Flows

  THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS. SEE "FORWARD-LOOKING STATEMENTS" ABOVE.

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

  Weather conditions can significantly impact our results of operations. Adverse weather conditions during the planting season may force farmers to either delay or abandon their planting, which may lead to lower use of fertilizer, seed and crop protection products. Adverse weather conditions during the first quarter usually only result in delayed planting as sufficient time is available to accommodate the respective crop's growing season during the second quarter.

  Another factor affecting our business is the price for fertilizers. We purchase nitrogen materials, phosphates, and potash and resell these nutrients in either their original form or in the form of multi-nutrient fertilizers. Prices for phosphates have experienced some price volatility while potash has been relatively stable over the past several years. The major raw material in the manufacture of nitrogen products is natural gas. During 2000 and early 2001, natural gas prices experienced significant price volatility. During 2000 prices increased from approximately $2.60 per MMBTU to $9.98 per MMBTU in December of 2000 resulting in large price increases of nitrogen products. Natural gas prices have declined during 2001 to approximately $5.40 per MMBTU at the end the first quarter of 2001 resulting in some moderation of nitrogen product prices, although prices were still significantly higher than historical levels. The level of nitrogen prices directly impacts the profitability of our two nitrogen-manufacturing plants.

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

Acquisitions

  On February 19, 2001, Royster-Clark Group signed a non-binding letter of intent to acquire certain assets of Agro Distribution, LLC, an operating division of Agriliance, a retailer of crop input products. The transaction involves approximately 140 retail farm supply centers located in twelve states, and a wholesale professional products business serving the turf, ornamental, nursery and forestry markets. Negotiations continue with Agriliance and the Company can not predict when or if a final agreement will be reached.

Results of Operations

 Three months ended March 31, 2001 compared to three months ended March 31,
2000

  The following table and discussion provides information regarding Royster-Clark's statement of operations as a percentage of net sales.

                                                          Three Months ended
                                                               March 31,
                                                          ---------------------
                                                            2001        2000
                                                          ---------   ---------
   Net sales.............................................     100.0%      100.0
   Cost of sales.........................................      83.5        82.0
                                                          ---------   ---------
   Gross profit..........................................      16.5        18.0
   Selling, general and administrative expenses..........      26.1        21.6
                                                          ---------   ---------
   Operating loss........................................      (9.6)       (3.6)
   Interest expense......................................      (5.3)       (4.4)
                                                          ---------   ---------
   Loss before income taxes..............................     (14.9)       (8.0)
   Income tax benefit....................................      (5.5)       (3.0)
                                                          ---------   ---------
   Net loss..............................................      (9.4)%      (5.0)
                                                          =========   =========

  Net sales. Royster-Clark's net sales were $165.5 million for the first quarter of 2001 compared to $173.2 million for the same period in 2000, a decrease of $7.7 million, or 4.4%. Net sales of fertilizer, materials and crop protection products decreased by approximately $15.9 million due to wet field conditions throughout our market area delaying application of fertilizer and crop protection products. Sales of nitrogen products decreased by approximately $4.2 million due to lower wholesale sales in the Midwest. This decrease resulted from lower ammonia production at the Company's East Dubuque plant during its planned shutdown during the quarter. The plant resumed full production by the end of March. Lower net sales were partially offset by increased sales of $12.3 million as a result of the acquisitions made in 2000 and higher seed sales of $1.1 million.

  Gross profit. Gross profit was $27.3 million for the first quarter of 2001 compared to $31.1 million for the same period in 2000, a decrease of $3.8 million, or 12.2%. This decrease resulted from the sales decreases discussed above and the loss of leverage of sales of East Dubuque. Gross margin was 16.5% for the first quarter of 2001 compared to 18.0% for the same period in 2000. Lower gross margin resulted primarily from the higher costs at East Dubuque, partially offset by sales price improvements in nitrogen products.

  Selling, general and administrative expenses. Selling, general and administrative expenses were $43.1 million for the first quarter of 2001 compared to $37.4 million for the same period in 2000, an increase of $5.7 million, or 15.2%. Selling, general and administrative expenses increased by $3.2 million due to acquisitions made during 2000; $2.0 million due to lower capitalization of inventory related costs resulting from lower sales volumes and $0.8 million due to higher medical costs. Increases in depreciation, computer charges, insurance and fuel costs were offset by decreased expenses resulting from sales volume decreases including $0.6 million in incentives and other variable expenses. Selling, general and administrative expense as a percentage of net sales was 26.1% for the first quarter of 2001 compared to 21.6% for the same period in 2000. Higher selling, general and administrative expenses as a percent of net sales resulted from decreased sales for the period described above and higher depreciation, insurance and fuel costs. Quarterly selling, general and administrative expense as a percent of net sales fluctuates widely within the fiscal year due to the seasonal nature of sales volumes with selling, general and administrative expense exhibiting less seasonal fluctuations.

  Operating loss. Operating loss was $15.8 million for the first quarter of 2001 compared to $6.3 million for the same period in 2000, an increase of $9.5 million. This increase was the result of factors discussed above. Operating loss as a percentage of net sales was 9.6% for the first quarter in 2001 compared to 3.6% for the same period in 2000.

  Interest expense. Interest expense was $8.9 million for the first quarter in 2001 compared to $7.7 million for the same period in 2000, an increase of $1.2 million, or 15.6%. The increase in interest expense was due to higher borrowings against our senior secured credit facility to fund increased working capital levels in 2001 as compared to 2000.

  Income tax benefit. Income tax benefit was $9.2 million for the first quarter of 2001 compared to $5.2 million for the same period in 2000. This increase is attributable to the increase in our loss before taxes in the first quarter of 2001 described above. The effective tax rate was 37.1% for the first quarter of 2001 compared to 37.2% for the same period in 2000.

  Net loss. Net loss was $15.5 million for the first quarter of 2001 compared to $8.8 million for the same period in 2000, an increase of $6.7 million. This increase resulted from the fluctuations noted above.

Liquidity and Capital Resources

  Our primary capital requirements are for working capital, debt service, capital expenditures and possible acquisitions. For day-to-day liquidity requirements, we operate with a $245.0 million senior secured credit facility with a consortium of banks. At March 31, 2001, the collateral in hand under this facility supported a borrowing availability of $194.9 million, from which we had drawn $164.9 million. This facility includes up to $10.0 million for letters of credit. This facility contains financial and operational covenants and other restrictions with which we must comply, including a requirement to maintain financial ratios and limitations on our ability to incur additional indebtedness.

  Capital expenditures were $5.5 million for the three months ended March 31, 2001 compared with $6.2 million for the three months ended March 31, 2000. These capital expenditures were primarily for facility and equipment improvements. We estimate that total capital expenditures, excluding acquisitions, for 2001 will amount to approximately $16.5 million.

  Net cash used in operating activities for the three months ended March 31, 2001 was $96.3 million as compared to $64.8 million used in the first quarter of 2000. The most significant component of cash flows used in operating activities for each period was movement in operating assets and liabilities due to the seasonal nature of our business with higher trade accounts receivable and inventory being the largest components. Net cash used in investing activities amounted to $5.3 million for the quarter ended March 31, 2001 as compared to $31.5 million in the first quarter of 2000. This fluctuation was attributable to the $25.7 million in cash paid for a series of small acquisitions in 2000. Net cash provided by financing activities totaled $101.4 million for the first quarter of 2001 as compared to $92.9 million for the corresponding period in 2000. The increase resulted from an increase in customer deposits partially offset by lower net borrowings on our senior secured credit facility. Cash was provided by a seasonal increase in customer deposits of $72.5 million and net borrowings of $29.0 million from the credit facility.

  Net working capital, excluding the senior secured credit facility and current installments of long-term debt at March 31, 2001 totaled $208.6 million versus $194.1 million at December 31, 2000, an increase of $14.5 million, or 7.5%. This increase resulted primarily from the normal inventory build up from typical seasonal activity and the lower net sales for the quarter.

Effect of Recently Adopted Accounting Standards

  The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities and most recently in June 2000, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133. These statements establish what is intended to be comprehensive guidance on accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company adopted SFAS Nos. 133 and 138 on January 1, 2001 and their adoption did not have a material effect on the Company's financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  Our market risks relating to our operations result primarily from changes in interest rates. The interest rates that we pay for borrowings under our credit facility are based on the LIBOR rate of interest charged by our lender. Our operating results will be impacted by changes in interest rates. We estimate that based on an estimated annual average balance on our credit facility that each 1% change in market interest rate will impact before tax earnings by approximately $1.2 million. Our First Mortgage Notes bear interest at a fixed rate of 10 1/4%. Our customer deposits also bear interest at a fixed rate, which is established on an annual basis at the beginning of each farming season based on prevailing market rates for similar programs in each of the regions in which we operate.

  The Company engages in certain commodity hedging activities with respect to its grain purchases. Given the current economic climate, we believe that the rates in force approximate market rates. We do not hold or issue derivative financial instruments for trading purposes.

  At March 31, 2001, the Company's exposure to market risk factors had not materially changed from December 31, 2000.

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

    10.04  Company Employee Savings and Investment Plan. +

    10.05  Royster-Clark Group, Inc. 1999 Restricted Stock Purchase and Option
           Plan. +

    10.06  Employment Agreement dated as of April 22, 1999 by and among Francis
           P. Jenkins, Jr., Royster-Clark Group, Inc. and Royster-Clark, Inc. +

    10.07  Master Conveyance Agreement dated as of April 22, 1999 by and among
           IMC Global Inc., the Vigoro Corporation, the Company and the United
           States Trust Company of New York. +

    10.14  Amendment Agreement dated August 18, 2000 amending Credit Agreement.
           ++

    10.15  Second Amendment to Revolving Credit Agreement among Royster-Clark,
           Inc., various financial institutions, DLJ Capital Funding., J.P.
           Morgan Securities, Inc., and U.S. Bancorp, Ag Credit, Inc.+++

    10.16  Employment Agreement dated as of December 1, 1999 between Royster-
           Clark, Inc. and G. Kenneth Moshenek. *

    10.17  Employment Agreement dated as of December 1, 1999 between Royster-
           Clark, Inc. and Walter Vance. *

--------
  + Incorporated by reference to identically numbered Exhibit to Registration Statement on Form S-4 (Reg. No.: 333-81235) filed on April 19, 2000

 ++ Incorporated by reference to Exhibit No. 10.14 to Form 10Q for the quarterly period ended June 30, 2000 (Reg. No.: 333-81235) filed on August 21, 2000

+++ Incorporated by reference to Exhibit No 10.15 to Form 10Q for the quarterly period ended September 30, 2000 (Reg. No.: 333-81235) filed on November 14, 2000

  * Incorporated by reference to identically numbered exhibit to Form 10K for the annual period ended December 31, 2000 (Reg. No.:333-81235) filed on April 2, 2001

  (b) Reports on Form 8-K--None

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Royster-Clark, Inc.

                                                   /s/ Walter R. Vance
                                          _____________________________________
                                                     Walter R. Vance
                                                Chief Accounting Officer

Date: May 15, 2001