Form 10-Q
period 2001-06-30
ROYSTER-CLARK INC
filed 2001-08-10
CIK 1088893

    As filed with the Securities and Exchange Commission on August 10, 2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
  [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES ACT
     OF 1934

                  For the quarterly period ended June 30, 2001

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
        (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)            Identification No.)

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

     Page

                         PART 1. FINANCIAL INFORMATION:

Item 1. Financial Statements
    Condensed Consolidated Balance Sheets..................................  2
    Condensed Consolidated Statements of Operations........................  3
    Condensed Consolidated Statements of Cash Flows........................  4
    Notes to Condensed Consolidated Financial Statements...................  5

Item 2. Management's Discussion and Analysis of Financial Condition,
        Results of Operations and
        Cash Flows......................................................... 11

Item 3. Quantitative and Qualitative Disclosures about Market Risk......... 16

                           PART 2. OTHER INFORMATION:

Item 6. Exhibits and Reports on Form 8-K...................................  18

Signatures................................................................. 19


                               ----------------

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

                         PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                      ROYSTER-CLARK, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2001 AND DECEMBER 31, 2000
                             (Dollars in thousands)

                                                        June 30,   December 31,
                                                          2001         2000
                        ASSETS                         ----------- ------------
                                                       (Unaudited)
Current assets:
  Cash................................................  $    430     $    413
  Trade accounts receivable, net of allowance for
   doubtful accounts of $8,777 and $5,891 at June 30,
   2001 and December 31, 2000, respectively...........   194,068       80,425
  Other receivables...................................    33,501       38,372
  Inventories.........................................   151,667      240,530
  Prepaid expenses....................................       625        4,478
  Refundable income taxes.............................       840          871
  Deferred income taxes...............................     8,661        9,329
                                                        --------     --------
    Total current assets..............................   389,792      374,418
Property, plant and equipment, net....................   213,432      216,698
Goodwill, net.........................................    17,273       18,383
Deferred financing costs, net.........................    11,535       12,533
Other assets, net.....................................     3,949        1,324
                                                        --------     --------
                                                        $635,981     $623,356
                                                        ========     ========

         LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current installments of long-term debt..................... $  5,095 $  2,617
  Customer deposits..........................................   23,667   68,179
  Accounts payable...........................................   53,600   87,637
  Accrued expenses...........................................   22,550   24,549
                                                              -------- --------
    Total current liabilities................................  104,912  182,982
Senior secured credit facility...............................  200,721  135,956
10 1/4% First Mortgage Notes due 2009........................  200,000  200,000
Long-term debt, excluding current installments...............    2,258    4,796
Other long-term liabilities..................................    6,671    5,608
Deferred income taxes........................................   13,694    3,552
                                                              -------- --------
    Total liabilities........................................  528,256  532,894
                                                              -------- --------
Stockholder's equity:
  Common stock, no par value. Authorized 350,000 shares; 1
   share issued and outstanding..............................      --       --
  Additional paid-in capital.................................   88,599   88,599
  Retained earnings..........................................   19,126    1,863
                                                              -------- --------
    Total stockholder's equity...............................  107,725   90,462
                                                              -------- --------
                                                              $635,981 $623,356
                                                              ======== ========

     See accompanying notes to condensed consolidated financial statements.

                      ROYSTER-CLARK, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (Unaudited)
                             (Dollars in thousands)

                               Three Months Three Months
                                  ended        ended     Six Months Six Months
                                 June 30,     June 30,   ended June ended June
                                   2001         2000      30, 2001   30, 2000
                               ------------ ------------ ---------- ----------
Net sales.....................   $534,340     $476,396    $699,888   $649,587
Cost of sales.................    422,412      377,090     560,661    519,182
                                 --------     --------    --------   --------
  Gross profit................    111,928       99,306     139,227    130,405
Selling, general and
 administrative expenses......     49,134       44,600      92,279     82,048
                                 --------     --------    --------   --------
  Operating income............     62,794       54,706      46,948     48,357
Interest expense..............     (9,725)      (9,912)    (18,586)   (17,613)
                                 --------     --------    --------   --------
  Income before income taxes..     53,069       44,794      28,362     30,744
Income tax expense............     20,261       17,947      11,099     12,716
                                 --------     --------    --------   --------
  Net income..................   $ 32,808     $ 26,847    $ 17,263   $ 18,028
                                 ========     ========    ========   ========


     See accompanying notes to condensed consolidated financial statements.

                      ROYSTER-CLARK, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (Unaudited)
                             (Dollars in thousands)

                                                             Six Months    Six Months
                                                                ended         ended
                                                            June 30, 2001 June 30, 2000
                                                            ------------- -------------
Cash flows from operating activities:
  Net income...............................................   $  17,263     $  18,028
                                                              ---------     ---------
  Adjustments to reconcile net income to net cash used in
   operating activities:
    Provision for doubtful accounts........................       1,653         1,659
    Depreciation and amortization..........................      13,137        11,792
    Loss on sale of property, plant and equipment..........         842           173
    Deferred income taxes..................................      10,810         1,052
    Changes in operating assets and liabilities increasing
     (decreasing) cash:
      Trade accounts receivable............................    (115,296)     (119,215)
      Other receivables....................................       4,871       (13,038)
      Inventories..........................................      88,863       (15,148)
      Prepaid expenses.....................................       3,853          (798)
      Refundable income taxes..............................          31         4,402
      Other assets.........................................        (577)          326
      Accounts payable.....................................     (34,037)       62,233
      Accrued expenses.....................................      (1,999)         (711)
      Income taxes payable.................................         --          6,995
      Other long-term liabilities..........................       1,063           235
                                                              ---------     ---------
        Total adjustments..................................     (26,786)      (60,043)
                                                              ---------     ---------
        Net cash used in operating activities..............      (9,523)      (42,015)
                                                              ---------     ---------
Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment......         497           523
  Purchases of property, plant and equipment...............      (9,334)      (12,536)
  Acquisition costs........................................      (1,816)          --
  Acquisitions, net of cash acquired of $22................         --        (26,061)
                                                              ---------     ---------
        Net cash used in investing activities..............     (10,653)      (38,074)
                                                              ---------     ---------
Cash flows from financing activities:
  Proceeds from senior secured credit facility.............     240,735       289,931
  Payments on senior secured credit facility...............    (175,970)     (180,426)
  Principal payments on long-term debt.....................         (60)       (4,032)
  Net increase in customer deposits........................     (44,512)      (27,422)
                                                              ---------     ---------
        Net cash provided by financing activities..........      20,193        78,051
                                                              ---------     ---------
Net increase (decrease) in cash............................          17        (2,038)
Cash at beginning of period................................         413         4,670
                                                              ---------     ---------
Cash at end of period......................................   $     430     $   2,632
                                                              =========     =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest.................   $  18,811     $  16,560
                                                              =========     =========
  Cash paid during the period for income taxes.............   $     258     $     268
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

                      ROYSTER-CLARK, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(UNAUDITED)
                                 JUNE 30, 2001
                             (Dollars in thousands)


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

   The information presented as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 is unaudited. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 2001 and the results of their operations and their cash flows for the three and six month periods ended June 30, 2001 and 2000. The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000, which are included as part of the Company's Annual Report on Form 10-K.

   The Company's business is highly seasonal with approximately 70% of sales generated between March and July. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year.

(2)Inventories

   Inventories at June 30, 2001 and December 31, 2000 consist of the following:

                                                           June 30, December 31,
                                                             2001       2000
                                                           -------- ------------
   Crop protection products............................... $ 68,458   $ 99,580
   Fertilizers............................................   13,906     30,378
   Raw materials..........................................   47,913     86,009
   Seeds..................................................    8,826     10,095
   Sundries and other.....................................   12,564     14,468
                                                           --------   --------
                                                           $151,667   $240,530
                                                           ========   ========

(3)Environmental Matters

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

                      ROYSTER-CLARK, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                            (UNAUDITED)--(Continued)

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

   The Company has recorded environmental liabilities at June 30, 2001 and December 31, 2000 for the estimated cost of cleanup efforts of identified contamination or site characterization totaling $3,579 and $3,661, respectively, which are included in other long-term liabilities in the accompanying condensed consolidated balance sheet. Actual cash expenditures during the six months ended June 30, 2001 and 2000 were $82 and $37, respectively. These liabilities do not take into account any claims for recoveries from insurance or third parties and are not discounted. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainty in evaluating environmental exposures. While the Company's potential exposure cannot be estimated, in the opinion of management the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

(4)Condensed Financial Data of Guarantor Subsidiaries

   The Company issued $200,000 of 10 1/4% First Mortgage Notes due April 2009 (herein referred to as the First Mortgage Notes) on April 22, 1999 to partially finance an acquisition. The First Mortgage Notes mature on April 22, 2009 and bear interest at 10 1/4% payable semi-annually in arrears. The First Mortgage Notes are secured by 17 principal properties, related fixtures and equipment and other related assets and a pledge of equity of certain subsidiaries. The First Mortgage Notes are guaranteed on a full, unconditional and joint and several basis, by each of the following subsidiaries of Royster-Clark:

   Royster-Clark Realty LLC
   Royster-Clark Resources LLC
   Royster-Clark AgriBusiness, Inc.
   Royster-Clark AgriBusiness Realty LLC
   Royster-Clark Nitrogen, Inc.
   Alliance Agronomics, Inc (and its subsidiaries)

   There are currently no restrictions on the ability of Royster-Clark to obtain funds from its guarantor subsidiaries through dividends or loans.

                      ROYSTER-CLARK, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                            (UNAUDITED)--(Continued)


   The following table presents the condensed financial data of Royster-Clark and its guarantor subsidiaries as of June 30, 2001 and December 31, 2000 and for the three and six month periods ended June 30, 2001 and 2000.

BALANCE SHEET DATA:

                         Royster-Clark,  Guarantor
                              Inc.      Subsidiaries Eliminations Consolidated
June 30, 2001            -------------- ------------ ------------ ------------
                                              (Unaudited)
         ASSETS
Current assets:
  Cash..................    $     42      $    388    $     --      $    430
  Trade accounts
   receivable, net......         --        197,772       (3,704)     194,068
  Other receivables.....       2,268        42,352      (11,119)      33,501
  Inventories...........         --        151,723          (56)     151,667
  Prepaid expenses......         --            625          --           625
  Refundable income
   taxes................         840           --           --           840
  Deferred income
   taxes................       8,661           --           --         8,661
                            --------      --------    ---------     --------
    Total current
     assets.............      11,811       392,860      (14,879)     389,792
Property, plant and
 equipment, net.........      14,385       199,047          --       213,432
Goodwill, net...........      12,617         4,656          --        17,273
Deferred financing
 costs, net.............      11,535           --           --        11,535
Other assets, net.......          91         3,858          --         3,949
Investment in
 subsidiaries...........     448,940           --      (448,940)         --
                            --------      --------    ---------     --------
    Total assets........    $499,379      $600,421    $(463,819)    $635,981
                            ========      ========    =========     ========

    LIABILITIES AND
  STOCKHOLDER'S EQUITY

Current liabilities:
  Current installments
   of long-term debt....    $     28      $  5,067    $     --      $  5,095
  Customer deposits.....         --         23,667          --        23,667
  Accounts payable......         --         68,422      (14,822)      53,600
  Accrued expenses......       5,741        16,809          --        22,550
                            --------      --------    ---------     --------
    Total current
     liabilities........       5,769       113,965      (14,822)     104,912
Senior secured credit
 facility...............     200,721           --           --       200,721
10 1/4% First Mortgage
 Notes..................     200,000           --           --       200,000
Long-term debt,
 excluding current
 installments...........         --          2,258          --         2,258
Other long-term
 liabilities............         490         6,181          --         6,671
Deferred income taxes...      13,694           --           --        13,694
                            --------      --------    ---------     --------
    Total liabilities...     420,674       122,404      (14,822)     528,256
                            --------      --------    ---------     --------
Stockholder's equity:
  Common stock..........         --            --           --           --
  Additional paid-in
   capital..............      78,599       458,940     (448,940)      88,599
  Retained earnings
   (deficit)............         106        19,077          (57)      19,126
                            --------      --------    ---------     --------
    Total stockholder's
     equity.............      78,705       478,017     (448,997)     107,725
                            --------      --------    ---------     --------
    Total liabilities
     and stockholder's
     equity.............    $499,379      $600,421    $(463,819)    $635,981
                            ========      ========    =========     ========

                      ROYSTER-CLARK, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                            (UNAUDITED)--(Continued)

BALANCE SHEET DATA:

                         Royster-Clark,  Guarantor
                              Inc.      Subsidiaries Eliminations Consolidated
December 31, 2000        -------------- ------------ ------------ ------------
         ASSETS
Current assets:
  Cash..................    $     42      $    371    $     --      $    413
  Trade accounts
   receivable, net......         --         81,599       (1,174)      80,425
  Other receivables.....       4,107        55,815      (21,550)      38,372
  Inventories...........         --        240,762         (232)     240,530
  Prepaid expenses......         --          4,478          --         4,478
  Refundable income
   taxes................         871           --           --           871
  Deferred income
   taxes................       9,329           --           --         9,329
                            --------      --------    ---------     --------
    Total current
     assets.............      14,349       383,025      (22,956)     374,418
Property, plant and
 equipment, net.........      15,626       201,072          --       216,698
Goodwill, net...........      13,509         4,874          --        18,383
Deferred financing
 costs, net.............      12,533           --           --        12,533
Other assets, net.......         118         1,206          --         1,324
Investment in
 subsidiaries...........     370,460           --      (370,460)          --
                            --------      --------    ---------     --------
    Total assets........    $426,595      $590,177    $(393,416)    $623,356
                            ========      ========    =========     ========

    LIABILITIES AND
  STOCKHOLDER'S EQUITY

Current liabilities:
  Current installments
   of long-term debt....    $     47      $  2,570    $     --      $  2,617
  Customer deposits.....         --         68,179          --        68,179
  Accounts payable......         --        110,361      (22,724)      87,637
  Accrued expenses......       7,844        16,705          --        24,549
                            --------      --------    ---------     --------
    Total current
     liabilities........       7,891       197,815      (22,724)     182,982
Senior secured credit
 facility...............     135,956           --           --       135,956
10 1/4% First Mortgage
 Notes..................     200,000           --           --       200,000
Long-term debt,
 excluding current
 installments...........           4         4,792          --         4,796
Other long-term
 liabilities............         490         5,118          --         5,608
Deferred income taxes...       3,552           --           --         3,552
                            --------      --------    ---------     --------
    Total liabilities...     347,893       207,725      (22,724)     532,894
                            --------      --------    ---------     --------
Stockholder's equity:
  Common stock..........         --            --           --           --
  Additional paid-in
   capital..............      78,599       380,460     (370,460)      88,599
  Retained earnings
   (deficit)............         103         1,992         (232)       1,863
                            --------      --------    ---------     --------
    Total stockholder's
     equity.............      78,702       382,452     (370,692)      90,462
                            --------      --------    ---------     --------
    Total liabilities
     and stockholder's
     equity.............    $426,595      $590,177    $(393,416)    $623,356
                            ========      ========    =========     ========

                      ROYSTER-CLARK, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                            (UNAUDITED)--(Continued)

UNAUDITED STATEMENT OF OPERATIONS DATA:

                           Royster-Clark,  Guarantor
Three Months Ended June         Inc.      Subsidiaries Eliminations Consolidated
30, 2001                   -------------- ------------ ------------ ------------
Net sales................     $   918       $556,811     $(23,389)    $534,340
Cost of sales............         105        440,022      (17,715)     422,412
                              -------       --------     --------     --------
  Gross profit...........         813        116,789       (5,674)     111,928
Selling, general and
 administrative
 expenses................          70         54,681       (5,617)      49,134
                              -------       --------     --------     --------
  Operating income.......         743         62,108          (57)      62,794
Interest expense.........        (740)        (8,985)         --        (9,725)
                              -------       --------     --------     --------
  Income before income
   taxes.................           3         53,123          (57)      53,069
Income tax expense.......           1         20,260          --        20,261
                              -------       --------     --------     --------
  Net income.............     $     2       $ 32,863     $    (57)    $ 32,808
                              =======       ========     ========     ========

                           Royster-Clark,  Guarantor
Three Months Ended June         Inc.      Subsidiaries Eliminations Consolidated
30, 2000                   -------------- ------------ ------------ ------------
Net sales................     $ 2,230       $494,722     $(20,556)    $476,396
Cost of sales............         --         394,443      (17,353)     377,090
                              -------       --------     --------     --------
  Gross profit...........       2,230        100,279       (3,203)      99,306
Selling, general and
 administrative
 expenses................       2,107         45,696       (3,203)      44,600
                              -------       --------     --------     --------
  Operating income.......         123         54,583          --        54,706
Interest expense.........        (583)        (9,329)         --        (9,912)
                              -------       --------     --------     --------
  Income before income
   taxes.................        (460)        45,254          --        44,794
Income tax expense.......        (179)        18,126          --        17,947
                              -------       --------     --------     --------
  Net income.............     $  (281)      $ 27,128     $    --      $ 26,847
                              =======       ========     ========     ========

                           Royster-Clark,  Guarantor
Six Months Ended June 30,       Inc.      Subsidiaries Eliminations Consolidated
2001                       -------------- ------------ ------------ ------------
Net sales................     $ 1,877       $729,495     $(31,484)    $699,888
Cost of sales............         210        580,991      (20,540)     560,661
                              -------       --------     --------     --------
  Gross profit...........       1,667        148,504      (10,944)     139,227
Selling, general and
 administrative
 expenses................         368        103,030      (11,119)      92,279
                              -------       --------     --------     --------
  Operating income.......       1,299         45,474          175       46,948
Interest expense.........      (1,294)       (17,292)         --       (18,586)
                              -------       --------     --------     --------
  Income before income
   taxes.................           5         28,182          175       28,362
Income tax expense.......           2         11,097          --        11,099
                              -------       --------     --------     --------
  Net income.............     $     3       $ 17,085     $    175     $ 17,263
                              =======       ========     ========     ========

                           Royster-Clark,  Guarantor
Six Months Ended June 30,       Inc.      Subsidiaries Eliminations Consolidated
2000                       -------------- ------------ ------------ ------------
Net sales................     $ 3,522       $678,924     $(32,859)    $649,587
Cost of sales............         --         543,228      (24,046)     519,182
                              -------       --------     --------     --------
  Gross profit...........       3,522        135,696       (8,813)     130,405
Selling, general and
 administrative
 expenses................       2,269         88,592       (8,813)      82,048
                              -------       --------     --------     --------
  Operating income.......       1,253         47,104          --        48,357
Interest expense.........      (1,246)       (16,367)         --       (17,613)
                              -------       --------     --------     --------
  Income before income
   taxes.................           7         30,737          --        30,744
Income tax expense.......           3         12,713          --        12,716
                              -------       --------     --------     --------
  Net income.............     $     4       $ 18,024     $    --      $ 18,028
                              =======       ========     ========     ========

                      ROYSTER-CLARK, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                            (UNAUDITED)--(Continued)

UNAUDITED CASH FLOW DATA:

                         Royster-Clark,   Guarantor
Six Months Ended June         Inc.      Subsidiaries  Eliminations Consolidated
30, 2001                 -------------- ------------- ------------ ------------
Net cash provided by
 (used in) operating
 activities.............   $ (64,901)     $ 55,378        $--       $  (9,523)
                           ---------      --------        ---       ---------
Cash flows from
 investing activities:
  Proceeds from sale of
   property, plant and
   equipment............         159           338         --             497
  Purchases of property,
   plant and equipment..         --         (9,334)        --          (9,334)
  Acquisition costs.....         --         (1,816)        --          (1,816)
                           ---------      --------        ---       ---------
    Net cash provided by
     (used in) investing
     activities.........         159       (10,812)        --         (10,653)
                           ---------      --------        ---       ---------
Cash flows from
 financing activities:
  Proceeds from senior
   secured credit
   facility.............     240,735           --          --         240,735
  Payments on senior
   secured credit
   facility.............    (175,970)          --          --        (175,970)
  Principal payments on
   long-term debt.......         (23)          (37)        --             (60)
  Net decrease in
   customer deposits....         --        (44,512)        --         (44,512)
                           ---------      --------        ---       ---------
    Net cash provided by
     (used in) financing
     activities.........      64,742       (44,549)        --          20,193
                           ---------      --------        ---       ---------
Net increase in cash....         --             17         --              17
Cash at beginning of
 period.................          42           371         --             413
                           ---------      --------        ---       ---------
Cash at end of period...   $      42      $    388        $--       $     430
                           =========      ========        ===       =========
                         Royster-Clark,   Guarantor
Six Months Ended June         Inc.      Subsidiaries  Eliminations Consolidated
30, 2000                 -------------- ------------- ------------ ------------
Net cash provided by
 (used in) operating
 activities.............   $(109,786)     $ 67,771        $--       $ (42,015)
                           ---------      --------        ---       ---------
Cash flows from
 investing activities:
  Proceeds from sale of
   property, plant and
   equipment............         --            523         --             523
  Purchases of property,
   plant and equipment..         --        (12,536)        --         (12,536)
  Acquisitions, net of
   cash acquired........         --        (26,061)        --         (26,061)
                           ---------      --------        ---       ---------
    Net cash used in
     investing
     activities.........         --        (38,074)        --         (38,074)
                           ---------      --------        ---       ---------
Cash flows from
 financing activities:
  Proceeds from senior
   secured credit
   facility.............     289,931            --         --         289,931
  Payments on senior
   secured credit
   facility.............    (180,426)           --         --        (180,426)
  Principal payments on
   long-term debt.......         (22)       (4,010)        --          (4,032)
  Net decrease in
   customer deposits....         --        (27,422)        --         (27,422)
                           ---------      --------        ---       ---------
    Net cash provided by
     (used in) financing
     activities.........     109,483       (31,432)        --          78,051
                           ---------      --------        ---       ---------
Net decrease in cash....        (303)       (1,735)        --          (2,038)
Cash at beginning of
 period.................         344         4,326         --           4,670
                           ---------      --------        ---       ---------
Cash at end of period...   $      41      $  2,591        $--       $   2,632
                           =========      ========        ===       =========

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

   Another factor affecting our business is the price for fertilizers. We purchase nitrogen materials, phosphates, and potash and resell these nutrients in either their original form or in the form of multi-nutrient fertilizers. Prices for phosphates have experienced some price volatility while potash has been relatively stable over the past several years. The major raw material in the manufacture of nitrogen products is natural gas. During 2000 and early 2001, natural gas prices experienced significant price volatility. During 2000, prices increased from approximately $2.60 per MMBTU to $9.98 per MMBTU in December of 2000 resulting in large price increases of nitrogen products. Natural gas prices have declined during 2001 to approximately $5.40 per MMBTU at the end of the first quarter of 2001 and dropped to below $3.50 per MMBTU at the end of the second quarter. The lower prices have resulted in the moderation of nitrogen product prices, however Mid-Cornbelt prices for ammonia and nitrogen solution were 20-30% higher than last year as of the end of the quarter. Ammonia pricing at the U.S. Gulf had dropped below last year levels at the end of the quarter. The level of nitrogen prices directly impacts the profitability of our two nitrogen-manufacturing plants.

Acquisitions

   On June 14, 2001, the Company and Royster-Clark Agriculture, Inc (a newly created subsidiary of Royster-Clark Group, Inc.) signed an asset purchase agreement to acquire certain assets of Agro Distribution, LLC ("Agro"), an operating division of Agriliance, a retailer of crop input products. The transaction involves approximately 140 retail farm supply centers located in twelve states, and a wholesale professional products business serving the turf, ornamental, nursery and forestry markets. The pricing terms are not finalized and are subject to change based upon discussions with Agro currently taking place. The transaction is subject to the securing of financing and the satisfaction of other conditions to closing. The purchase will be financed through a combination of equity and debt financing whose details are still pending. The Company hopes to close the transaction by August 31, 2001.

Results of Operations

 Three months ended June 30, 2001 compared to three months ended June 30, 2000

   The following table and discussion provides information regarding Royster-Clark's statement of operations as a percentage of net sales.

                                                           Three Months ended
                                                                June 30,
                                                           --------------------
                                                             2001       2000
                                                           ---------  ---------
   Net sales..............................................     100.0%     100.0%
   Cost of sales..........................................      79.1       79.2
                                                           ---------  ---------
   Gross profit...........................................      20.9       20.8
   Selling, general and administrative expenses...........       9.2        9.3
                                                           ---------  ---------
   Operating income ......................................      11.7       11.5
   Interest expense.......................................      (1.8)      (2.1)
                                                           ---------  ---------
   Income before income taxes.............................       9.9        9.4
   Income tax expense.....................................       3.8        3.8
                                                           ---------  ---------
   Net income ............................................       6.1%       5.6%
                                                           =========  =========

   Net sales. Royster-Clark's net sales were $534.3 million for the second quarter of 2001 compared to $476.4 million for the same period in 2000, an increase of $57.9 million, or 12.2%. The increase in sales resulted from increased sales across all major product categories. Sales of ammonia and nitrogen solution products were higher by $31.5 million, primarily due to price appreciation. One of the acquisitions made at the end of the first quarter of 2000 was purchased out of bankruptcy. As a result, many customers of the locations acquired committed to competitors for their crop input requirements for the spring season of 2000 resulting in lower than expected sales in the second quarter of last year for the Company. Approximately $3.7 million of the increased sales in the second quarter of 2001 resulted from these locations regaining some of their previous market share as customers could see a stable and reliable supply for their crop input needs. The remainder of the sales increase was distributed through several product categories, including crop protection products, granulated and blended fertilizer, materials and seed due to both price appreciation and volume increases.

   Gross profit. Gross profit was $111.9 million for the second quarter of 2001 compared to $99.3 million for the same period in 2000, an increase of $12.6 million, or 12.7%. This increase resulted from the sales increases discussed above. Gross margin was 20.9% for the second quarter of 2001 compared to 20.8% for the same period in 2000. Higher gross margin resulted primarily from price appreciation among our various nitrogen products.

   Selling, general and administrative expenses. Selling, general and administrative expenses were $49.1 million for the second quarter of 2001 compared to $44.6 million for the same period in 2000, an increase of $4.5 million, or 10.1%. Selling, general and administrative expenses increased by $1.9 million due to higher incentive costs resulting from increased sales volume and profitability in the quarter; $1.7 million due to higher medical and workman's compensation costs; $0.4 million in amortization of non-compete agreements and $0.6 million in increased expenses to support sales volume increases including provision for doubtful accounts, fuel, power, repairs and supplies. Lower selling, general and administrative expenses were achieved in travel, communications and services that partially offset the above increases. Selling, general and administrative expense as a percentage of net sales was 9.2% for the second quarter of 2001 compared to 9.3% for the same period in 2000. Lower selling, general and administrative expenses as a percent of net sales resulted from greater leverage on increased sales for the period described above. Quarterly selling, general and administrative expense as a percent of net sales fluctuates widely within the fiscal year due to the seasonal nature of sales volumes with selling, general and administrative expense exhibiting less seasonal fluctuations.

   Operating income. Operating income was $62.8 million for the second quarter of 2001 compared to $54.7 million for the same period in 2000, an increase of $8.1 million, or 14.8%. This increase was the result of factors discussed above. Operating income as a percentage of net sales was 11.7% for the second quarter in 2001 compared to 11.5% for the same period in 2000.

   Interest expense. Interest expense was $9.7 million for the second quarter in 2001 compared to $9.9 million for the same period in 2000, a decrease of $0.2 million, or 2.0%. The decrease in interest expense was due to lower interest rates and lower borrowings against our senior secured credit facility to fund decreased working capital levels in 2001 as compared to 2000.

   Income tax expense. Income tax expense was $20.3 million for the second quarter of 2001 compared to $17.9 million for the same period in 2000. This increase is attributable to the increase in our income before taxes in the second quarter of 2001 described above. The effective tax rate was 38.2% for the second quarter of 2001 compared to 40.0% for the same period in 2000. The lower effective tax rate in 2001 compared to 2000 resulted from lower estimates of state income tax expense and the impact of the relationship between the amount of permanent tax deferred items to the level of taxable income.

   Net income. Net income was $32.8 million for the second quarter of 2001 compared to $26.8 million for the same period in 2000, an increase of $10.6 million. This increase resulted from the fluctuations noted above.

 Six months ended June 30, 2001 compared to six months ended June 30, 2000

   The following table and discussion provides information regarding Royster-Clark's statement of operations as a percentage of net sales.

                                                                 Six Months
                                                                    ended
                                                                  June 30,
                                                                 -------------
                                                                 2001    2000
                                                                 -----   -----
       Net sales................................................ 100.0 % 100.0 %
       Cost of sales............................................  80.1    79.9
                                                                 -----   -----
       Gross profit.............................................  19.9    20.1
       Selling, general and administrative expenses.............  13.2    12.6
                                                                 -----   -----
       Operating income.........................................   6.7     7.5
       Interest expense.........................................  (2.7)   (2.7)
                                                                 -----   -----
       Income before income taxes...............................   4.0     4.8
       Income tax expense.......................................   1.6     2.0
                                                                 -----   -----
       Net income...............................................   2.4 %   2.8 %
                                                                 =====   =====

   Net sales. Royster-Clark's net sales were $699.9 million for the six months of 2001 compared to $649.6 million for the same period in 2000, an increase of $50.3 million, or 7.7%. The increase in sales resulted from increased sales across most major product categories. Sales of ammonia and nitrogen solution products were higher by $28.4 million, primarily due to price appreciation but were partially offset by lower wholesale sales in the Midwest during the first quarter of 2001. Lower wholesale sales resulted from lower ammonia production at the Company's East Dubuque plant during its planned shutdown during the quarter. The plant resumed full production by the end of March. As discussed in second quarter Results of Operations approximately $3.7 million of the increased sales for the first six months of 2001 resulted from locations regaining some of their previous market share as customers could see a stable and reliable supply for their crop input needs. Also included in the overall net sales increase were sales increases of $14.6 million as a result of the acquisitions made in 2000. The remainder of the sales increase was distributed through several product categories, including crop protection products, materials and seed compared to the same period last year due to both price appreciation and volume increases. Mixed and blended fertilizer sales were lower by $3.1 million for the first six months of 2001 when compared to the same period last year due to wet field conditions during the first quarter throughout our market area delaying application of fertilizer and crop protection products.

   Gross profit. Gross profit was $139.2 million for the first six months of 2001 compared to $130.4 million for the same period in 2000, an increase of $8.8 million, or 6.7%. This increase resulted from the sales increases discussed above but was partially offset by the loss of leverage of sales of East Dubuque during the first quarter of 2001 while the plant was shutdown. Gross margin was 19.9% for the first six months of 2001 compared to 20.1% for the same period in 2000. Lower gross margin resulted primarily from the higher costs at East Dubuque, partially offset by sales price improvements in nitrogen products.

   Selling, general and administrative expenses. Selling, general and administrative expenses were $92.3 million for the first six months of 2001 compared to $82.0 million for the same period in 2000, an increase of $10.3 million, or 12.6%. Selling, general and administrative expenses increased by $3.5 million due to acquisitions made during 2000; $2.4 million due to lower absorption of warehousing, blending and distribution costs capitalized into inventory, predominantly from the first quarter; $2.2 million due to higher medical and workman's compensation costs and $2.6 million due to increased expenses to support sales volume increase including higher incentive costs, provision for doubtful accounts, fuel, power and repairs. Increases in depreciation, amortization, software development and insurance were offset by decreased expenses for travel, communications, warehousing and other expenses. Selling, general and administrative expense as a percentage of net sales was 13.2% for the first six months of 2001 compared to 12.6% for the same period in 2000. Higher selling, general and administrative expenses as a percent of net sales resulted from lower absorption of warehousing, blending and distribution costs capitalized into inventory, predominantly from the first quarter and higher medical and workman's compensation costs. Quarterly selling, general and administrative expense as a percent of net sales fluctuates widely within the fiscal year due to the seasonal nature of sales volumes with selling, general and administrative expense exhibiting less seasonal fluctuations.

   Operating income. Operating income was $46.9 million for the first six months of 2001 compared to $48.4 million for the same period in 2000, a decrease of $1.5 million. This decrease was the result of factors discussed above. Operating income as a percentage of net sales was 6.7% for the first six months in 2001 compared to 7.4% for the same period in 2000.

   Interest expense. Interest expense was $18.6 million for the first six months in 2001 compared to $17.6 million for the same period in 2000, an increase of $1.0 million, or 5.7%. The increase in interest expense was due to higher average borrowings against our senior secured credit facility to fund increased working capital levels in 2001 as compared to 2000. This increase was partially offset by lower interest rates during the first six months.

   Income tax expense. Income tax expense was $11.1 million for the first six months of 2001 compared to $12.7 million for the same period in 2000. This decrease is attributable to the decrease in our income before taxes in the first six months of 2001 described above. The effective tax rate was 39.1% for the six months of 2001 compared to 41.4% for the same period in 2000. The lower effective tax rate in 2001 compared to 2000 resulted from lower estimates of state income tax expense and the impact of the relationship between the amount of permanent tax deferred items to the level of taxable income.

   Net income. Net income was $17.3 million for the first six months of 2001 compared to $18.0 million for the same period in 2000, a decrease of $0.7 million. This decrease resulted from the fluctuations noted above.

Liquidity and Capital Resources

   Our primary capital requirements are for working capital, debt service, capital expenditures and possible acquisitions. For day-to-day liquidity requirements, we operate with a $245.0 million senior secured credit facility with a consortium of banks. At June 30, 2001, the collateral in hand under this facility supported a borrowing availability of $220.1 million, from which we had drawn $200.7 million. This facility includes up to $10.0 million for letters of credit. This facility contains financial and operational covenants and other restrictions with which we must comply, including a requirement to maintain financial ratios and limitations on our ability to incur additional indebtedness.

   Capital expenditures were $9.3 million for the six months ended June 30, 2001 compared with $12.5 million for the six months ended June 30, 2000. These capital expenditures were primarily for facility and equipment improvements. We estimate that total capital expenditures, excluding acquisitions, for the full year of 2001 will amount to approximately $15.4 million.

   Net cash used in operating activities for the six months ended June 30, 2001 was $9.5 million compared to $42.0 million used in the six months ended June 30, 2000. The most significant component of cash flows used in operating activities for each period was movement in operating assets and liabilities due to the seasonal nature of our business with higher trade accounts receivable, lower accounts payable partially offset by lower inventory being the largest components. Net cash used in investing activities amounted to $10.7 million for the six months ended June 30, 2001 compared to $38.1 million in the six months ended June 30, 2000. This fluctuation was attributable to the $26.1 million in cash paid for a series of acquisitions in 2000. Included in net cash used was $1.8 million for costs associated with the Agro Distribution acquisition. Net cash provided by financing activities totaled $20.2 million for the first six months of 2001 as compared to $78.1 million for the corresponding period in 2000. The decrease resulted from lower net borrowings on our senior secured credit facility and a decrease in customer deposits that was partially offset by lower payments on long-term debt. Cash was provided by net borrowings of $64.8 million from the credit facility that was partially offset by a seasonal decrease in customer deposits of $44.5 million.

   Net working capital, excluding the senior secured credit facility and current installments of long-term debt at June 30, 2001 totaled $290.0 million compared to $194.1 million at December 31, 2000, an increase of $95.9 million, or 49.4%. This increase resulted primarily from the typical seasonal activity of increases in trade accounts receivable, decreases in customer deposits and trade accounts payable that were partially offset by decreases in inventory.

Impact of Recently Issued Accounting Standards

   In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria, which must be met, for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

   The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

   Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

   In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

   And finally, any unamortized negative goodwill [and negative equity-method goodwill] existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

   As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $16.6 million and unamortized identifiable intangible assets in the amount of $11.9 million. All goodwill and $0.1 million of unamortized identifiable intangible assets will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $1.2 million and $0.6 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. The Company expects negative goodwill to arise from the acquisition of certain assets of Agro Distribution LLC, however, it is not readily determinable due to the contingencies of closing the transaction and the amount of acquisition costs for the transaction. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to estimate reasonably the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

   Our market risks relating to our operations result primarily from changes in interest rates. The interest rates that we pay for borrowings under our credit facility are based on the LIBOR rate of interest charged by our lender. Our operating results will be impacted by changes in interest rates. We estimate that based on an estimated annual average balance on our credit facility that each 1% change in market interest rate will impact before tax earnings by approximately $1.6 million. Our First Mortgage Notes bear interest at a fixed rate of 10 1/4%. Some of our customer deposits also bear interest at a fixed rate, which is established on an annual basis at the beginning of each farming season based on prevailing market rates for similar programs in each of the regions in which we operate.

   The Company is also exposed to market risk due to changes in natural gas prices. Natural gas is a raw material for the production of various nitrogen-based products that the Company either manufactures at its East Dubuque plant or purchases from vendors. Market prices of nitrogen-based products are affected by changes in natural gas prices as well as supply and demand and other factors. As a normal course of business nitrogen-based products are purchased during the winter and early spring to supply its needs during the high sales volume spring season. Nitrogen-based inventory remaining at the end of the spring season will be subject to market risk due to changes in natural gas prices. The Company does not believe that any exposures from this risk will materially affect the Company's financial position.

   The Company engages in certain commodity hedging activities with respect to its grain and seed purchases. Given the current economic climate, we believe that the rates in force approximate market rates. We do not hold or issue derivative financial instruments for trading purposes.

   At June 30, 2001, the Company's exposure to market risk factors had not materially changed from December 31, 2000.

                           PART 2. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits:

 Exhibit
 Number  Title of Document
 ------- ----------------------------------------------------------------------
  3.01   Restated Certificate of Incorporation of the Company.+
  3.02   Certificate of Amendment of Restated Certificate of Incorporation of
         the Company.+
  3.03   Amended and Restated Bylaws of the Company.+
  4.01   Indenture dated as of April 22, 1999 by and among the Company, the
         Guarantors, and the United States Trust Company of New York, as
         Trustee.+
  4.02   Form of 10 1/4% First Mortgage Note Due 2009 (Included in Exhibit
         4.01).+
 10.01   Credit Agreement dated as of April 22, 1999 by and among the Company, the Guarantors, various lenders, DLJ Capital Funding, as arranger and syndication agent, J.P. Morgan Securities Inc., as documentation agent and U.S. Bancorp Ag Credit, Inc., as administrative agent.+
 10.03   Supply Agreement dated as of April 22, 1999 among IMC Kalium Ltd.,
         IMC-Agrico Company and the Company. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.+
 10.04   Company Employee Savings and Investment Plan.+
 10.05   Royster-Clark Group, Inc. 1999 Restricted Stock Purchase and Option
         Plan.+
 10.06   Employment Agreement dated as of April 22, 1999 by and among Francis
         P. Jenkins, Jr., Royster-Clark Group, Inc. and Royster-Clark, Inc.+
 10.07   Master Conveyance Agreement dated as of April 22, 1999 by and among
         IMC Global Inc., the Vigoro Corporation, the Company and the United
         States Trust Company of New York.+
 10.14   Amendment Agreement dated August 18, 2000 amending Credit Agreement.++
 10.15   Second Amendment to Revolving Credit Agreement among Royster-Clark,
         Inc., various financial institutions, DLJ Capital Funding, J.P. Morgan
         Securities, Inc., and U.S. Bancorp, Ag Credit, Inc.+++
 10.16   Employment Agreement dated as of December 1, 1999 between Royster-
         Clark, Inc. and G. Kenneth Moshenek.++++
 10.17   Employment Agreement dated as of December 1, 1999 between Royster-
         Clark, Inc. and Walter Vance.++++

--------
+   Incorporated by reference to Registration Statement on Form S-4 (Reg. No.:
    333-81235) where it has been filed as an Exhibit.

++ Incorporated by reference to Exhibit No. 10.14 to Form 10-Q for the quarterly period ended June 30, 2000 (Reg. No.: 333-81235) filed on August 21, 2000.

+++ Incorporated by reference to Exhibit No 10.15 to Form 10-Q for the quarterly period ended September 30, 2000 (Reg. No.: 333-81235) filed on November 14, 2000.

++++ Incorporated by reference to identically numbered exhibit to Form 10-K for the annual period ended December 31, 2000 (Reg. No.:333-81235) filed on April 2, 2001.

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

DATE: August 10, 2001