Form 10-Q
period 2001-09-30
ROYSTER-CLARK INC
filed 2001-11-13
CIK 1088893

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 13, 2001

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                            ----------------------

                                   FORM 10-Q


       (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          THE SECURITIES ACT OF 1934


               For the quarterly period ended September 30, 2001

                                      OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practical date:

Not Applicable

================================================================================

                              ROYSTER-CLARK, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS

                                                                         Page

                        PART 1. FINANCIAL INFORMATION:

Item 1. Financial Statements
         Condensed Consolidated Balance Sheets                             2
         Condensed Consolidated Statements of Operations                   3
         Condensed Consolidated Statements of Cash Flows                   4
         Notes to Condensed Consolidated Financial Statements              5

Item 2. Management's Discussion and Analysis of Financial Condition,
         Results of Operations and Cash flows                             12
Item 3. Quantitative and Qualitative Disclosures about Market Risk        18

PART 2. OTHER INFORMATION:

Item 6. Exhibits and Reports on Form 8-K
        Exhibit Index                                                     20

Signatures                                                                21


                          FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Report, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "hope," "may" and similar expressions, as well as "will," "shall" and other indications of future tense, are intended to identify forward-looking statements. Similarly, statements that describe the Company's future plans, objectives, targets or goals are also forward-looking statements. The forward-looking statements are based on our current expectations and speak only as of the date made. These forward-looking statements involve known and unknown risks, uncertainties and other factors that in some cases have affected our historical results and could cause actual results in the future to differ significantly from the results anticipated in forward-looking statements made in this Report. Important factors that could cause a material effect include, but are not limited to, (i) changes in matters which affect the global supply and demand of fertilizer products,
(ii) the volatility of the natural gas markets, (iii) a variety of conditions in the agricultural industry such as grain prices, planted acreage, projected grain stocks, U.S. government policies, weather and changes in agricultural production methods, (iv) possible unscheduled plant outages and other operating difficulties, (v) price competition and capacity expansions and reductions from both domestic and international producers, (vi) the relative unpredictability of national and local economic conditions within the markets we serve, specifically in light of the September 11, 2001 terrorist attacks and their related aftermath, (vii) environmental regulations, (viii) other important factors affecting the fertilizer industry, (ix) fluctuations in interest rates and (x) other factors referenced in the Company's Reports and registration statements filed with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements.

Few of the forward-looking statements in this Report deal with matters that are within our control. Acquisition, financing and other agreements and arrangements must be negotiated with independent third parties and, in some cases, must be approved by governmental agencies. These third parties generally have interests that do not coincide with ours and may conflict with our interests. Unless the third parties and we are able to compromise their various objectives in a mutually acceptable manner, agreements and arrangements will not be consummated.

                         PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                            (DOLLARS IN THOUSANDS)

                                                                          SEPTEMBER 30,      DECEMBER 31,
                         ASSETS                                              2001               2000
                                                                          -------------      ------------
                                                                           (UNAUDITED)
Current assets:
  Cash                                                                    $         265      $        413
  Trade accounts receivable, net of allowance for doubtful
    accounts of $4,897 and $5,891 at September 30, 2001 and
    December 31, 2000, respectively                                             105,155            80,425
  Other receivables                                                              44,906            38,372
  Inventories                                                                   154,039           240,530
  Prepaid expenses                                                                1,997             4,478
  Refundable income taxes                                                           687               871
  Deferred income taxes                                                           7,290             9,329
                                                                          -------------      ------------
       Total current assets                                                     314,339           374,418
Property, plant and equipment, net                                              208,724           216,698
Goodwill, net                                                                    16,941            18,383
Deferred financing costs, net                                                    11,036            12,533
Other assets, net                                                                 5,372             1,324
                                                                          -------------      ------------
                                                                          $     556,412      $    623,356
                                                                          =============      =============
                 LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current installments of long-term debt                                  $       5,072      $      2,617
  Customer deposits                                                              16,282            68,179
  Accounts payable                                                               73,604            87,637
  Accrued expenses                                                               26,385            24,549
                                                                          -------------      ------------
       Total current liabilities                                                121,343           182,982
Senior secured credit facility                                                  131,794           135,956
10 1/4% First Mortgage Notes due 2009                                           200,000           200,000
Long-term debt, excluding current installments                                    2,493             4,796
Other long-term liabilities                                                       5,972             5,608
Deferred income taxes                                                             2,743             3,552
                                                                          -------------      ------------
       Total liabilities                                                        464,345           532,894
                                                                          -------------      ------------
Stockholder's equity:
  Common stock, no par value. Authorized 350,000 shares; 1 share
    issued and outstanding                                                           --                --
  Additional paid-in capital                                                     88,599            88,599
  Retained earnings                                                               3,468             1,863
                                                                          -------------      ------------
       Total stockholder's equity                                                92,067            90,462
                                                                          -------------      ------------
                                                                          $     556,412      $    623,356
                                                                          =============      ============



    See accompanying notes to condensed consolidated financial statements.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE  AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


                                                     THREE MONTHS     THREE MONTHS       NINE MONTHS       NINE MONTHS
                                                        ENDED            ENDED             ENDED              ENDED
                                                     SEPTEMBER 30,    SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                                         2001            2000              2001              2000
                                                       --------       ---------         ---------         ---------

Net sales                                              $120,437        $125,566          $820,325          $775,153
Cost of sales                                            97,781         100,220           658,442           619,402
                                                       --------        --------          --------          --------
         Gross profit                                    22,656          25,346           161,883           155,751
Selling, general and administrative expenses             39,092          40,640           131,371           122,688
                                                       --------        --------          --------          --------
         Operating income (loss)                        (16,436)        (15,294)           30,512            33,063
Interest expense                                         (8,497)         (9,748)          (27,083)          (27,361)
                                                       --------        --------          --------          --------
         Income (loss) before income taxes              (24,933)        (25,042)            3,429             5,702
Income tax expense (benefit)                             (9,275)         (9,961)            1,824             2,755
                                                       --------        --------          --------          --------
         Net income (loss)                             $(15,658)       $(15,081)         $  1,605          $  2,947
                                                       ========        ========          ========          ========






    See accompanying notes to condensed consolidated financial statements.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


                                                                                          NINE MONTHS          NINE MONTHS
                                                                                             ENDED                ENDED
                                                                                          SEPTEMBER 30,        SEPTEMBER 30,
                                                                                              2001                 2000
                                                                                        ----------------     ----------------
Cash flows from operating activities:
    Net income                                                                            $    1,605            $   2,947
                                                                                          ----------            ---------
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Provision for doubtful accounts                                                       2,603                2,040
         Depreciation and amortization                                                        20,053               18,612
         Loss (gain) on sale of property, plant and equipment                                  1,089                 (325)
         Deferred income taxes                                                                 1,230                  512
         Changes in operating assets and liabilities increasing
           (decreasing) cash:
              Trade accounts receivable                                                      (27,333)             (40,096)
              Other receivables                                                               (6,534)               4,871
              Inventories                                                                     86,491              (23,466)
              Prepaid expenses                                                                 2,481                 (688)
              Refundable income taxs                                                             184                1,267
              Other assets                                                                    (1,116)                  73
              Accounts payable                                                               (14,033)              (1,772)
              Accrued expenses                                                                 2,335                3,109
              Other long-term liabilities                                                        364                  220
                                                                                          ----------            ---------
                 Total adjustments                                                            67,814              (35,643)
                                                                                          ----------            ---------
                 Net cash provided by (used in) operating activities                          69,419              (32,696)
                                                                                          ----------            ---------
Cash flows from investing activities:
    Proceeds from sale of property, plant and equipment                                        1,018                1,396
    Purchases of property, plant and equipment                                               (11,373)             (14,579)
    Costs associated with Agro acquisition                                                    (3,305)                  --
    Acquisitions, net of cash acquired of $22                                                     --              (27,221)
                                                                                          ----------            ---------
                 Net cash used in investing activities                                       (13,660)             (40,404)
                                                                                          ----------            ---------
Cash flows from financing activities:
    Proceeds from senior secured credit facility                                             265,750              354,250
    Payments on senior secured credit facility                                              (269,912)            (252,355)
    Proceeds from long-term debt                                                                 256                   --
    Principal payments on long-term debt                                                        (104)              (4,124)
    Net decrease in customer deposits                                                        (51,897)             (29,168)
                                                                                          ----------            ---------
                 Net cash provided by (used in) financing activities                         (55,907)              68,603
                                                                                          ----------            ---------
Net decrease in cash                                                                            (148)              (4,497)
Cash at beginning of period                                                                      413                4,670
                                                                                          ----------            ---------
Cash at end of period                                                                     $     265             $     173
                                                                                          ----------            ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                                              $   22,147            $  22,383
                                                                                          ----------            ---------
    Cash paid during the period for income taxes                                          $      412            $     978
                                                                                          ----------            ---------

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

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
                              SEPTEMBER 30, 2001
                            (Dollars in thousands)


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

The information presented as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 is unaudited. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 2001 and the results of their operations and their cash flows for the three and nine month periods ended September 30, 2001 and 2000. The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000, which are included as part of the Company's Annual Report on Form 10-K.

The Company's business is highly seasonal with approximately 70% of sales generated between March and July. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year.

(2) Inventories

Inventories at September 30, 2001 and December 31, 2000 consist of the following:


                                    September 30,     December 31,
                                        2001             2000
                                    -------------     ------------
Crop protection products            $   65,283         $  99,580
Fertilizers                             14,181            30,378
Raw materials                           57,361            86,009
Seeds                                    5,492            10,095
Sundries and other                      11,722            14,468
                                     =========         =========
                                     $ 154,039         $ 240,530

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

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) - (Continued)


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

In connection with the acquisitions of AgriBusiness and Royster-Clark, the Company obtained indemnities for certain claims related to environmental matters that existed or arose prior to the acquisitions. The indemnities related to AgriBusiness are subject to a $4,500 deductible, an overall cap on all indemnities, and certain time limitations. The indemnities related to Royster-Clark (predecessor company) are subject to a deductible of $2,000, certain time limitations and an overall cap of $5,000 on all indemnities. In addition, Royster-Clark (predecessor company) had obtained indemnities from Lebanon Chemical Corporation (LCC) for certain claims related to environmental matters that existed at sites acquired from LCC in December 1998. The Company also obtained indemnities from the former stockholder of Alliance Agronomics, Inc., a company acquired in 2000 for environmental conditions identified as of the date of acquisition.

The Company has recorded environmental liabilities at September 30, 2001 and December 31, 2000 for the estimated cost of cleanup efforts of identified contamination or site characterization totaling $3,544 and $3,661, respectively, which are included in other long-term liabilities in the accompanying condensed consolidated balance sheet. Actual cash expenditures during the nine months ended September 30, 2001 and 2000 were $117 and $52, respectively. These liabilities do not take into account any claims for recoveries from insurance or third parties and are not discounted. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainty in evaluating environmental exposures. While the Company's potential exposure cannot be estimated, in the opinion of management the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

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

The following table presents the condensed financial data of Royster-Clark and its guarantor subsidiaries as of September 30, 2001 and December 31, 2000 and for the three and nine month periods ended September 30, 2001 and 2000.

                      ROYSTER-CLARK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (Continued)

BALANCE SHEET DATA:
                                                               Royster-Clark,     Guarantor
SEPTEMBER 30, 2001 (UNAUDITED)                                      Inc.         Subsidiaries     Eliminations     Consolidated
                                                               --------------    ------------     ------------     ------------
Current assets:
   Cash                                                        $        42       $        223     $         --     $        265
   Trade accounts receivable, net                                       --            107,185           (2,030)         105,155
   Other receivables                                                 3,256             57,336          (15,686)          44,906
   Inventories                                                          --            154,039               --          154,039
   Prepaid expenses                                                     --              1,997               --            1,997
   Refundable income taxes                                             687                 --               --              687
   Deferred income taxes                                             7,290                 --               --            7,290
                                                               -----------       ------------     ------------    -------------
       Total current assets                                         11,275            320,780          (17,716)         314,339
Property, plant and equipment, net                                  13,732            194,992               --          208,724
Goodwill, net                                                       12,373              4,568               --           16,941
Deferred financing costs, net                                       11,036                 --               --           11,036
Other assets, net                                                       83              5,289               --            5,372
Investment in subsidiaries                                         376,122                 --         (376,122)              --
                                                               -----------       ------------     ------------    -------------
       Total assets                                            $   424,621       $    525,629     $   (393,838)   $     556,412
                                                               ===========       ============     ============    =============

Current liabilities:
   Current installments of long-term debt                      $        16       $      5,056     $         --    $       5,072
   Customer deposits                                                    --             16,282               --           16,282
   Accounts payable                                                     --             91,320          (17,716)          73,604
   Accrued expenses                                                 10,872             15,513               --           26,385
                                                               -----------       ------------     ------------    -------------
       Total current liabilities                                    10,888            128,171          (17,716)         121,343
Senior secured credit facility                                     131,794                 --               --          131,794
10 1/4 % First Mortgage Notes                                      200,000                 --               --          200,000
Long-term debt, excluding current installments                          --              2,493               --            2,493
Other long-term liabilities                                            490              5,482               --            5,972
Deferred income taxes                                                2,743                 --               --            2,743
                                                               -----------       ------------     ------------    -------------
       Total liabilities                                           345,915            136,146          (17,716)         464,345
                                                               -----------       ------------     ------------    -------------

Stockholder's equity:
   Common stock                                                         --                 --               --               --
   Additional paid-in capital                                       78,599            386,122         (376,122)          88,599
   Retained earnings                                                   107              3,361               --            3,468
                                                               -----------       ------------     ------------    -------------
       Total stockholder's equity                                   78,706            389,483         (376,122)          92,067
                                                               -----------       ------------     ------------    -------------
       Total liabilities and stockholder's equity              $   424,621       $    525,629     $   (393,838)   $     556,412
                                                               ===========       ============     ============    =============


                     ROYSTER-CLARK, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) - (Continued)

BALANCE SHEET DATA:

                                                              Royster-Clark,      Guarantor
DECEMBER 31, 2000                                                 Inc.          Subsidiaries      Eliminations       Consolidated
                                                            -----------------  ---------------   ---------------    ---------------
Current assets:
    Cash                                                      $      42          $     371       $       --            $      413
    Trade accounts receivable, net                                   --             81,599           (1,174)               80,425
    Other receivables                                             4,107             55,815          (21,550)               38,372
    Inventories                                                      --            240,762             (232)              240,530
    Prepaid expenses                                                 --              4,478               --                 4,478
    Refundable income taxes                                         871                 --               --                   871
    Deferred income taxes                                         9,329                 --               --                 9,329
                                                              ---------          ---------       ----------            ----------
        Total current assets                                     14,349            383,025          (22,956)              374,418
Property, plant and equipment, net                               15,626            201,072               --               216,698
Goodwill, net                                                    13,509              4,874               --                18,383
Deferred financing costs, net                                    12,533                 --               --                12,533
Other assets, net                                                   118              1,206               --                 1,324
Investment in subsidiaries                                      370,460                 --         (370,460)                   --
                                                              ---------          ---------       ----------            ----------
        Total assets                                          $ 426,595          $ 590,177       $ (393,416)           $  623,356
                                                              =========          =========       ==========            ==========
Current liabilities:
    Current installments of long-term debt                    $      47          $   2,570       $       --            $    2,617
    Customer deposits                                                --             68,179               --                68,179
    Accounts payable                                                 --            110,361          (22,724)               87,637
    Accrued expenses                                              7,844             16,705               --                24,549
                                                              ---------          ---------       ----------            ----------
        Total current liabilities                                 7,891            197,815          (22,724)              182,982
Senior secured credit facility                                  135,956                 --               --               135,956
10 1/4 % First Mortgage Notes                                   200,000                 --               --               200,000
Long-term debt, excluding current installments                        4              4,792               --                 4,796
Other long-term liabilities                                         490              5,118               --                 5,608
Deferred income taxes                                             3,552                 --               --                 3,552
                                                              ---------          ---------       ----------            ----------
        Total liabilities                                       347,893            207,725          (22,724)              532,894
                                                              ---------          ---------       ----------            ----------
Stockholder's equity:
    Common stock                                                     --                 --               --                    --
    Additional paid-in capital                                   78,599            380,460         (370,460)               88,599
    Retained earnings (deficit)                                     103              1,992             (232)                1,863
                                                              ---------          ---------       ----------            ----------
        Total stockholder's equity                               78,702            382,452         (370,692)               90,462
                                                              ---------          ---------       ----------            ----------
        Total liabilities and stockholder's equity            $ 426,595          $ 590,177       $ (393,416)           $  623,356
                                                              =========          =========       ==========            ==========

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) - (Continued)


UNAUDITED STATEMENT OF OPERATIONS DATA:

THREE MONTHS ENDED SEPTEMBER 30, 2001                    Royster-Clark,        Guarantor
                                                              Inc.           Subsidiaries     Eliminations     Consolidated
                                                         --------------      ------------     ------------     ------------
Net sales                                                   $   976            $139,884          $(20,423)         $120,437
Cost of sales                                                   106             113,588           (15,913)           97,781
                                                            -------            --------          --------          --------
      Gross profit                                              870              26,296            (4,510)           22,656
Selling, general and administrative expenses                    281              43,378            (4,567)           39,092
                                                            -------            --------          --------          --------
      Operating income (loss)                                   589             (17,082)               57           (16,436)
Interest expense                                               (588)             (7,909)               --            (8,497)
                                                            -------            --------          --------          --------
      Income (loss) before income taxes                           1             (24,991)               57           (24,933)
Income tax benefit                                               --              (9,275)               --            (9,275)
                                                            -------            --------          --------          --------
      Net income (loss)                                     $     1            $(15,716)         $     57          $(15,658)
                                                            =======            ========          ========          ========
THREE MONTHS ENDED SEPTEMBER 30, 2000                    Royster-Clark,        Guarantor
                                                              Inc.           Subsidiaries     Eliminations     Consolidated
                                                         --------------      ------------     ------------     ------------
Net sales                                                   $ 3,576    $        147,880    $     $(25,890)         $125,566
Cost of sales                                                   148             112,130           (12,058)          100,220
                                                            -------            --------          --------          --------
      Gross profit                                            3,428              35,750           (13,832)           25,346
Selling, general and administrative expenses                  2,958              51,514           (13,832)           40,640
                                                            -------            --------          --------          --------
      Operating income (loss)                                   470             (15,764)               --           (15,294)
Interest expense                                               (463)             (9,285)               --            (9,748)
                                                            -------            --------          --------          --------
      Income (loss) before income taxes                           7             (25,049)               --           (25,042)
Income tax expense (benefit)                                      4              (9,965)               --            (9,961)
                                                            -------            --------          --------          --------
      Net income (loss)                                     $     3            $(15,084)         $     --          $(15,081)
                                                            =======            ========          ========          ========
NINE MONTHS ENDED SEPTEMBER 30, 2001                     Royster-Clark,        Guarantor
                                                              Inc.           Subsidiaries     Eliminations     Consolidated
                                                         --------------      ------------     ------------     ------------
Net sales                                                   $ 2,853             869,379          $(51,907)         $820,325
Cost of sales                                                   316             694,579           (36,453)          658,442
                                                            -------            --------          --------          --------
      Gross profit                                            2,537             174,800           (15,454)          161,883
Selling, general and administrative expenses                    649             146,408           (15,686)          131,371
                                                            -------            --------          --------          --------
      Operating income                                        1,888              28,392               232            30,512
Interest expense                                             (1,882)            (25,201)               --           (27,083)
                                                            -------            --------          --------          --------
      Income before income taxes                                  6               3,191               232             3,429
Income tax expense                                                2               1,822                --             1,824
                                                            -------            --------          --------          --------
      Net income                                            $     4            $  1,369          $    232          $  1,605
                                                            =======            ========          ========          ========
NINE MONTHS ENDED SEPTEMBER 30, 2000                     Royster-Clark,        Guarantor
                                                              Inc.           Subsidiaries     Eliminations     Consolidated
                                                         --------------      ------------     ------------     ------------
Net sales                                                   $ 7,098            $826,804          $(58,749)         $775,153
Cost of sales                                                   148             655,358           (36,104)          619,402
                                                            -------            --------          --------          --------
      Gross profit                                            6,950             171,446           (22,645)          155,751
Selling, general and administrative expenses                  5,227             140,106           (22,645)          122,688
                                                            -------            --------          --------          --------
      Operating income                                        1,723              31,340                --            33,063
Interest expense                                             (1,709)            (25,652)               --           (27,361)
                                                            -------            --------          --------          --------
      Income before income taxes                                 14               5,688                --             5,702
Income tax expense                                                7               2,748                --             2,755
                                                            -------            --------          --------          --------
      Net income                                            $     7            $  2,940          $     --          $  2,947
                                                            =======            ========          ========          ========

                      ROYSTER-CLARK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (Continued)

UNAUDITED CASH FLOW DATA:

NINE MONTHS ENDED SEPTEMBER 30, 2001                           Royster-Clark,     Guarantor
                                                                    Inc.         Subsidiaries     Eliminations     Consolidated
                                                               --------------    ------------     ------------     ------------
Net cash provided by operating activities                      $        4,038    $     65,381     $         --     $     69,419
                                                               --------------    ------------     ------------     ------------
Cash flows from investing activities:
    Proceeds from sale of property, plant and equipment                   159             859               --            1,018
    Purchases of property, plant and equipment                             --         (11,373)              --          (11,373)
    Costs associated with Agro acquisition                                 --          (3,305)              --           (3,305)
                                                               --------------    ------------     ------------     ------------
        Net cash provided by (used in) investing activities               159         (13,819)              --          (13,660)
                                                               --------------    ------------     ------------     ------------

Cash flows from financing activities:
    Proceeds from senior secured credit facility                      265,750              --               --          265,750
    Payments on senior secured credit facility                       (269,912)             --               --         (269,912)
    Proceeds from long-term debt                                           --             256               --              256
    Principal payments on long-term debt                                  (35)            (69)              --             (104)
    Net decrease in customer deposits                                      --         (51,897)              --          (51,897)
                                                               --------------    ------------     ------------     ------------
        Net cash used in financing activities                          (4,197)        (51,710)              --          (55,907)
                                                               --------------    ------------     ------------     ------------

Net decrease in cash                                                       --            (148)              --             (148)
Cash at beginning of period                                                42             371               --              413
                                                               --------------    ------------     ------------     ------------
Cash at end of period                                          $           42    $        223     $         --     $        265
                                                               ==============    ============     ============     ============


NINE MONTHS ENDED SEPTEMBER 30, 2000                           Royster-Clark,     Guarantor
                                                                    Inc.         Subsidiaries     Eliminations     Consolidated
                                                               --------------    ------------     ------------     ------------
Net cash provided by (used in) operating activities            $     (102,214)   $     69,518     $         --     $    (32,696)
                                                               --------------    ------------     ------------     ------------
Cash flows from investing activities:
    Proceeds from sale of property, plant and equipment                    85           1,311               --            1,396
    Purchases of property, plant and equipment                             --         (14,579)              --          (14,579)
    Acquisitions, net of cash acquired                                     --         (27,221)              --          (27,221)
                                                               --------------    ------------     ------------     ------------
        Net cash provided by (used in) investing activities                85         (40,489)              --          (40,404)
                                                               --------------    ------------     ------------     ------------

Cash flows from financing activities:
    Proceeds from senior secured credit facility                      354,250              --               --          354,250
    Payments on senior secured credit facility                       (252,355)             --               --         (252,355)
    Principal payments on long-term debt                                  (68)         (4,056)              --           (4,124)
    Net decrease in customer deposits                                      --         (29,168)              --          (29,168)
                                                               --------------    ------------     ------------     ------------
        Net cash provided by (used in) financing activities           101,827         (33,224)              --           68,603
                                                               --------------    ------------     ------------     ------------
Net decrease in cash                                                     (302)         (4,195)              --           (4,497)
Cash at beginning of period                                               344           4,326               --            4,670
                                                               --------------    ------------     ------------     ------------
Cash at end of period                                          $           42    $        131     $         --     $        173
                                                               ==============    ============     ============     ============

                      ROYSTER-CLARK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (Continued)

(5) Subsequent Event

The Company entered into a purchase agreement to acquire certain assets of Agro Distribution, LLC ("Agro") on June 14, 2001. The Company and Agro could not reach agreement on certain key elements of the proposed transaction and terminated the purchase agreement on October 17, 2001. During the negotiation period, the Company incurred costs associated with the acquisition. At September 30, 2001, these costs totaled $3.4 million of which $3.3 million represent legal, accounting and other direct costs of the acquisition which are included in "Other assets" and $0.1 million represent costs incurred associated with capitalized software costs related to the acquisition which are included in "Property, plant and equipment" in the accompanying condensed consolidated balance sheets. With the termination of the transaction, these costs yield no future benefit and will be written off during the fourth quarter along with other transaction costs incurred through October 17, 2001.

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

Another factor affecting our business is the price for fertilizers. We purchase nitrogen materials, phosphates, and potash and resell these nutrients in either their original form or in the form of multi-nutrient fertilizers. Prices for phosphates have experienced some price volatility while potash has been relatively stable over the past several years. The major raw material in the manufacture of nitrogen products is natural gas. During 2000 and 2001, natural gas prices experienced significant price volatility. During 2000, prices increased from approximately $2.60 per MMBTU to $9.98 per MMBTU in December of 2000 resulting in large price increases of nitrogen products. Natural gas prices have declined during 2001 to below $2.00 per MMBTU at the end of the third quarter. The lower prices have resulted in the decline in nitrogen product prices, resulting in lower Mid-Cornbelt prices for ammonia and nitrogen solution of 15-25% lower than last year as of the end of the quarter. The level of nitrogen prices directly impacts the profitability of our two nitrogen-manufacturing plants.

Acquisitions

The Company entered into a purchase agreement to acquire certain assets of Agro Distribution, LLC ("Agro") on June 14, 2001. The Company and Agro could not reach agreement on certain key elements of the proposed transaction and terminated the purchase agreement on October 17, 2001. During the negotiation period, the Company incurred costs associated with the acquisition. At September 30, 2001, these costs totaled $3.4 million of which $3.3 million represent legal, accounting and other direct costs of the acquisition which are included in "Other assets" and $0.1 million represent costs incurred associated with capitalized software costs related to the acquisition which are included in "Property, plant and equipment" in the accompanying condensed consolidated balance sheets. With the termination of the transaction, these costs yield no future benefit and will be written off during the fourth quarter along with other transaction costs incurred through October 17, 2001. We estimate that transaction costs incurred subsequent to September 30, 2001 through October 17, 2001 will be approximately $0.8 million.

Results of Operations

Three months ended September 30, 2001 compared to three months ended September 30, 2000

The following table and discussion provides information regarding Royster-Clark's statement of operations as a percentage of net sales.

                                            Three Months Ended
                                               September 30,
                                            -------------------
                                               2001        2000
                                            ---------     -------
                Net sales..................   100.0 %     100.0 %
                Costs of sales.............    81.2        79.8
                                             ------      ------
                Gross profit...............    18.8        20.2
                Selling, general and.......
                 administrative expenses...    32.5        32.4
                                             ------      ------
                Operating loss.............   (13.7)      (12.2)
                Interest expense...........    (7.1)       (7.8)
                                             ------      ------
                Loss before income taxes...   (20.8)      (20.0)
                Income tax benefit.........    (7.7)       (7.9)
                                             ------      ------
                Net loss...................   (13.1)%     (12.1)%
                                             ======      ======

Net sales. Royster-Clark's net sales were $120.4 million for the third quarter of 2001 compared to $125.6 million for the same period in 2000, a decrease of $5.2 million, or 4.1%. The decrease in sales resulted from the following factors:

 . Sales of ammonia and nitrogen solution products were $4.8 million lower due to market related price depreciation and volume declines due to dealer customers delaying purchases in light of price declines. The price decline resulted from the significant decrease in natural gas prices discussed above.

 . Sales of crop protection products were $4.7 million lower due to the timing of application of crop protection products in 2001 compared to 2000; price depreciation of major crop protection products; and minimal insect pressures throughout most of the market areas. Favorable weather conditions permitted farmers to apply crop protection products on their crops earlier than what would normally be expected.

The decrease in net sales was partially offset by higher sales from fertilizer of $1.9 million, grain products of $1.4 million and other revenues of $0.9 million. Fertilizer net sales were higher primarily due to a slightly earlier start to fall fill programs in the some of the southeast market areas. Grain product sales were higher primarily due to improved yields of crops in the Tennessee market being delivered to the Company's grain storage.

Gross profit. Gross profit was $22.7 million for the third quarter of 2001 compared to $25.3 million for the same period in 2000, a decrease of $2.6 million, or 10.3%. The decrease in gross profit resulted from the following factors:

 . Decreased gross profit in ammonia and nitrogen solution products of $4.2 million compared to the comparable period in 2000. The decrease resulted from approximately $0.9 million in volume declines and approximately $3.3 million in sales price depreciation.

 . Decreased gross profit in crop protection products of $2.9 million compared to the comparable period in 2000 resulted from sales declines discussed above.

The decreases in gross profit were partially offset by higher gross profit in seed products of $2.4 million in 2001 compared to the same period in 2000. These higher gross profit resulted from improved purchasing, improved sales mix due to sales of our proprietary seed products and more rebates and fees earned. Gross margin was 18.8% for the third quarter of 2001 compared to 20.2% for the same period in 2000. Lower gross margin percentage resulted primarily from sales price declines in nitrogen products.

Selling, general and administrative expenses. Selling, general and administrative expenses were $39.1 million for the third quarter of 2001 compared to $40.6 million for the same period in 2000, a decrease of $1.5 million, or 3.7%. The decrease in selling, general and administrative expenses resulted from the following factors:

 . Expenses were approximately $2.0 million lower compared to 2000 due to less expense supporting sales volume decreases including seasonal labor and overtime, commissioned agent fees, fuel, power, repairs and supplies.

 . Expenses associated with the integration of the Old Royster-Clark and Agribusiness computer systems were approximately $1.0 million less compared to last year.

 . Cost control measures implemented lowered operating costs in travel by $0.3 million, advertising by $0.2 million and communication costs by $0.1 million.

The decrease in selling, general and administrative expenses was partially offset by increases in medical and worker's compensation costs of $1.5 million and property and general liability insurance of $0.7 million. Selling, general and administrative expense as a percentage of net sales was 32.5% for the third quarter of 2001 compared to 32.4% for the same period in 2000. Quarterly selling, general and administrative expense as a percent of net sales fluctuates widely within the fiscal year due to the seasonal nature of sales volumes with selling, general and administrative expense exhibiting less seasonal fluctuations.

Operating loss. Operating loss was $16.4 million for the third quarter of 2001 compared to $15.3 million for the same period in 2000, an increase of $1.1 million, or 7.2%. This increase was the result of factors discussed above. Operating loss as a percentage of net sales was 13.7% for the third quarter in 2001 compared to 12.2% for the same period in 2000.

Interest expense. Interest expense was $8.5 million for the third quarter in 2001 compared to $9.7 million for the same period in 2000, a decrease of $1.2 million, or 12.4%. The decrease in interest expense was primarily due to lower interest rates with average interest rates declining from an average of 10.3% in the third quarter of 2000 to 7.8% for the comparable period in 2001. Lower interest also resulted from lower average daily borrowings for the quarter against our senior secured credit facility of $10.7 million to fund decreased working capital levels in 2001 as compared to 2000.

Income tax benefit. Income tax benefit was $9.3 million for the third quarter of 2001 compared to $10.0 million for the same period in 2000. This decrease is attributable to a lower effective tax rate. The effective tax rate was 37.2% for the third quarter of 2001 compared to 39.8% for the same period in 2000. The lower effective tax rate in 2001 compared to 2000 resulted from the impact of permanent differences on our increased loss.

Net loss. Net loss was $15.7 million for the third quarter of 2001 compared to $15.1 million for the same period in 2000, a decrease of $0.6 million, resulting from the fluctuations noted above.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

The following table and discussion provides information regarding Royster-Clark's statement of operations as a percentage of net sales.


                                                     Nine Months Ended
                                                       September 30,
                                                    -------------------
                                                       2001        2000
                                                    ---------     -------
                Net sales....................         100.0 %     100.0 %
                Costs of sales...............          80.3        79.9
                                                     ------      ------
                Gross profit.................          19.7        20.1
                Selling, general and.........
                 administrative expenses.....          16.0        15.8
                                                     ------      ------
                Operating income.............           3.7         4.3
                Interest expense.............          (3.3)       (3.5)
                                                     ------      ------
                Income before income taxes...           0.4         0.8
                Income tax expense...........           0.2         0.4
                                                     ------      ------
                Net income...................           0.2 %       0.4 %
                                                     ======      ======

Net sales. Royster-Clark's net sales were $820.3 million for the first nine months of 2001 compared to $775.2 million for the same period in 2000, an increase of $45.1 million, or 5.8%. The increase in sales resulted from the following factors:

 . Excluding sales increases from acquisitions noted below, sales of ammonia and nitrogen solution products were higher by a net $20.5 million, primarily due to price appreciation during the first six months. Included in this net $20.5 million increase was lower wholesale sales of ammonia and nitrogen solution in the Midwest during the first quarter of 2001 of $4.2 million and market related price depreciation and volume declines of $4.8 million during the third quarter when compared to the same period last year. Lower wholesale sales during the first quarter resulted from lower ammonia production at the Company's East Dubuque plant during its planned shutdown during the quarter. The plant resumed full production by the end of March. Price depreciation and volume declines during the third quarter resulted from dropping natural gas prices (a raw material for the production of many nitrogen-based products) and dealer customers delaying purchases in light of declining prices.

 . Sales increased $11.0 million as a result of the acquisitions made in 2000.

 . Sales increased approximately $4.9 million for the first nine months of 2001 compared to the same period last year from locations acquired in 2000 regaining some of their previous market share as customers could see a stable and reliable supply for their crop input needs and grain storage requirements. These locations were purchased out of bankruptcy.

 . The remainder of the sales increase was distributed through several product categories compared to the same period last year due to both price appreciation and volume increases.

The sales increase for the first nine months of 2001 compared to the same period last year was partially offset by the following:

 . Sales of crop protection products were $4.7 million lower due to price depreciation of major crop protection products and minimal insect pressures throughout most of the market areas during the third quarter.

 . Sales of ammoniated and blended fertilizer products were $2.4 million lower due primarily to adverse weather conditions resulting in approximately $1.7 million of lower sales. The balance of the lower sales resulted from various other factors.

Gross profit. Gross profit was $161.9 million for the first nine months of 2001 compared to $155.8 million for the same period in 2000, an increase of $6.1 million, or 3.9%. This increase resulted from the sales increases discussed above and improved purchase costs for fertilizer materials and seed product categories. This increase was partially offset by the unabsorbed cost due to the lost sales of East Dubuque during the first quarter of 2001 while the plant was shutdown and sales price depreciation combined with lower sales volumes in ammonia and nitrogen solution products during the third quarter. Gross margin was 19.7% for the first nine months of 2001 compared to 20.1% for the same period in 2000. Lower gross margin resulted primarily from the unabsorbed cost due to the lost sales of East Dubuque during the first quarter while the plant was shutdown and sales price depreciation on nitrogen and crop protection products.

Selling, general and administrative expenses. Selling, general and administrative expenses were $131.4 million for the first nine months of 2001 compared to $122.7 million for the same period in 2000, an increase of $8.7 million, or 7.1%. The increase in selling, general and administrative expenses resulted from the following factors:

 . Expenses increased by $3.6 million due to acquisitions made during 2000.

 . Absorption of warehousing, blending and distribution costs capitalized into inventory decreased by $2.7 million.

 . Medical, worker's compensation costs, and liability insurance costs increased by $5.0 million.

The increase in selling, general and administrative expenses was partially offset by decreases in depreciation of $0.3 million, conversion related expenses of $0.8 million, communications of $0.5 million, travel of $0.6 million and other expense of $0.7 million.

Selling, general and administrative expenses as a percentage of net sales was 16.0% for the first nine months of 2001 compared to 15.8% for the same period in 2000. Higher selling, general and administrative expenses as a percent of net sales resulted from higher medical and workman's compensation costs and lower absorption of warehousing, blending and distribution costs capitalized into inventory, predominantly from the first quarter. Quarterly selling, general and administrative expense as a percent of net sales fluctuates widely within the fiscal year due to the seasonal nature of sales volumes with selling, general and administrative expense exhibiting less seasonal fluctuations.

Operating income. Operating income was $30.5 million for the first nine months of 2001 compared to $33.1 million for the same period in 2000, a decrease of $2.6 million or 7.9%. This decrease was the result of factors discussed above. Operating income as a percentage of net sales was 3.7% for the first nine months in 2001 compared to 4.3% for the same period in 2000.

Interest expense. Interest expense was $27.1 million for the first nine months in 2001 compared to $27.4 million for the same period in 2000, a decrease of $0.3 million, or 1.1%. The decrease in interest expense was due to lower average annualized interest rates of approximately 0.7% during the first nine months of 2001. This decrease was partially offset by higher customer deposits of $11.8 million and $20.2 million higher average daily borrowings against our senior secured credit facility to fund increased working capital levels in the first nine months of 2001 as compared to 2000.

Income tax expense. Income tax expense was $1.8 million for the first nine months of 2001 compared to $2.8 million for the same period in 2000. This decrease is primarily attributable to the decrease in our income before taxes in the first nine months of 2001 described above. The effective tax rate was 53.2% for the nine months of 2001 compared to 48.3% for the same period in 2000. The higher effective tax rate in 2001 compared to 2000 resulted from the impact of permanent differences relating to nondeductible goodwill against lower taxable income, net of the favorable impact of lower estimates of state income tax expense.

Net income. Net income was $1.6 million for the first nine months of 2001 compared to $2.9 million for the same period in 2000, a decrease of $1.3 million. This decrease resulted from the fluctuations noted above.

Liquidity and Capital Resources

Our primary capital requirements are for working capital, debt service, capital expenditures and possible acquisitions. For day-to-day liquidity requirements, we operate with a $245.0 million senior secured credit facility with a consortium of banks. At September 30, 2001, the collateral in hand under this facility supported a borrowing availability of $160.1 million, from which we had drawn $131.8 million. This facility includes up to $10.0 million for letters of credit. This facility contains financial and operational covenants and other restrictions with which we must comply, including a requirement to maintain financial ratios and limitations on our ability to incur additional indebtedness.

Cash provided by operating activities for the nine months ended September 30, 2001 was $69.4 million as compared to $32.7 million used in operating activities for corresponding period in 2000. The most significant component of cash flows from operating activities for each period was movement in operating assets and liabilities. The primary reason for the increase in cash provided was a decrease in inventory purchases in the nine months ended September 30, 20001 compared to the same period in 2000. In 2001, management instituted an initiative to reduce inventory levels.

Cash flows used in investing activities were $13.7 million for the nine months ended September 30, 2001 as compared to $40.4 million for the corresponding period in 2000. This fluctuation was attributable to the $27.2 million in cash paid for a series of small acquisitions in 2000. Capital expenditures were $11.4 million for the nine months ended September 30, 2001 compared with $14.6 million for the corresponding period in 2000. These capital expenditures were primarily for facility and equipment improvements. We estimate that total capital expenditures, excluding acquisitions, for 2001 will amount to approximately $15.4 million. Included in net cash used for the first nine months of 2001 was $3.3 million for acquisition costs associated with the planned Agro Distribution, LLC acquisition, which was terminated on October 17, 2001.

Net cash used in financing activities totaled $55.9 million for the first nine months of 2001 as compared to $68.6 million provided by financing activities for the corresponding period in 2000. The decrease in cash provided by financing activities resulted from lower net borrowings of $106.1 million on our senior secured credit facility resulting from lower working capital funding requirements in 2001 compared to 2000. Lower borrowings resulted from lower inventory levels in 2001 and lower principal payments on long-term debt offset by an increase in cash used in financing activities from customer deposits of $22.7 million.

Net working capital, excluding the senior secured credit facility and current installments of long-term debt at September 30, 2001 totaled $198.1 million versus $194.1 million at December 31, 2000, an increase of $4.0 million, or 2.1%. This increase resulted primarily from lower customer deposits of $51.9 million due to the seasonal fluctuations. Typically, December is moving towards the seasonal high for customer deposits while September is around the seasonal low point. Higher working capital also resulted from the seasonal activity of increases of $24.7 million in accounts receivable and lower accounts payable of $14.0 million. These working capital increases were partially offset by lower inventory of $86.5 million, resulting from efforts to lower our investment in inventory.

Effect of Unadopted Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria, which must be met, for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which was issued in August of 2001.

The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

SFAS No. 141 will require, upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.


As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $16.6 million, unamortized identifiable intangible assets in the amount of $11.9 million. All goodwill and $0.1 million of unamortized identifiable intangible assets will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $1.2 million and $0.9 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt SFAS No. 143 effective January 1, 2003. Management does not believe the adoption of SFAS No. 144 will have a material effect, if any, on the Company's financial condition and results of operations.

On August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, SFAS No. 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a include a "component of an entity" that either has been disposed of or is classified for sale. Statement 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and early adoption is permitted. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's financial statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks relating to our current operations result primarily from changes in interest rates. The interest rates that we pay for borrowings under our credit facility are based on the LIBOR rate of interest charged by the agent bank under our senior secured credit facility. Our operating results will be impacted by changes in interest rates. We estimate that based on an estimated annual average balance on our credit facility that each 1% change in market interest rate will impact before tax earnings by approximately $1.6 million. Our First Mortgage Notes bear interest at a fixed rate of 10 1/4%. Some of our customer deposits also bear interest at a fixed rate, which is established on an annual basis at the beginning of each farming season based on prevailing market rates for similar programs in each of the regions in which we operate.

The Company is also exposed to market risk due to changes in natural gas prices. Natural gas is a raw material used in the production of various nitrogen-based products that the Company either manufactures at its East Dubuque plant or purchases from vendors. Market prices of nitrogen-based products are affected by changes in natural gas prices as well as supply and demand and other factors. As a normal course of business nitrogen-based products are purchased during the winter and early spring to supply its needs during the high sales volume spring season. Nitrogen-based inventory remaining at the end of the spring season will be subject to market risk due to changes in natural gas prices. Currently, the Company enters into indexed price commitments to purchase natural gas for use in its East Dubuque facility and as such is not exposed to significant market risk in supplying natural gas for production purposes. The Company does not believe that any exposures from this risk will materially affect the Company's financial position.

The Company engages in certain commodity hedging activities with respect to its grain and seed purchases. Given the current economic climate, we believe that the rates in force approximate market rates. We do not hold or issue derivative financial instruments for trading purposes.

At September 30, 2001, the Company's exposure to market risk factors had not materially changed from December 31, 2000.

PART 2. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit
Number                          Title of Document
-------                         ------------------
   3.01      Restated Certificate of Incorporation of the Company. +
   3.02 Certificate of Amendment of Restated Certificate of Incorporation of the Company. +
   3.03      Amended and Restated Bylaws of the Company. +
   4.01 Indenture dated as of April 22, 1999 by and among the Company, the Guarantors, and the United States Trust Company of New York, as Trustee. +
   4.02      Form of 101/4% First Mortgage Note Due 2009 (Included in Exhibit
             4.01) +
  10.01 Credit Agreement dated as of April 22, 1999 by and among the Company, the Guarantors, various lenders, DLJ Capital Funding, as arranger and syndication agent, J.P. Morgan Securities Inc., as documentation agent and U.S. Bancorp Ag Credit, Inc., as administrative agent. +
  10.03 Supply Agreement dated as of April 22, 1999 among IMC Kalium Ltd., IMC-Agrico Company and the Company. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. +
  10.04      Company Employee Savings and Investment Plan. +

  10.05 Royster-Clark Group, Inc. 1999 Restricted Stock Purchase and Option Plan. +
  10.06 Employment Agreement dated as of April 22, 1999 by and among Francis P. Jenkins, Jr., Royster-Clark Group, Inc. and Royster-Clark, Inc. +
  10.07 Master Conveyance Agreement dated as of April 22, 1999 by and among IMC Global Inc., the Vigoro Corporation, the Company and the United States Trust Company of New York. +
  10.14      Amendment Agreement dated August 18, 2000 amending Credit
             Agreement. ++
  10.15 Second Amendment to Revolving Credit Agreement among Royster-Clark, Inc., various financial institutions, DLJ Capital Funding., J.P. Morgan Securities, Inc., and U.S. Bancorp, Ag Credit, Inc. +++
  10.16 Employment Agreement dated as of December 1, 1999 between Royster-Clark, Inc. and G. Kenneth Moshenek. ++++
  10.17 Employment Agreement dated as of December 1, 1999 between Royster-Clark, Inc. and Walter Vance. ++++
  10.18 Asset Sale and Purchase Agreement dated June 14, 2001 by and among Agro Distribution, LLC, Royster-Clark Resources LLC and Royster-Clark Agriculture, Inc. *
  10.19 Interim Operating Agreement date as of June 14, 2001 by and between Agro Distribution, LLC and Royster-Clark Resources LLC. *
______________
+    Incorporated by reference to Registration Statement on Form S-4 (Reg.
     No.: 333-81235) where it has been filed as an Exhibit.

++ Incorporated by reference to Exhibit No. 10.14 to Form 10Q for the quarterly period ended June 30, 2000 (Reg. No.: 333-81235) filed on August 21, 2000.

+++ Incorporated by reference to Exhibit No 10.15 to Form 10Q for the quarterly period ended September 30, 2000 (Reg. No.: 333-81235) filed on November 14, 2000.

++++ Incorporated by reference to identically numbered exhibit to Form 10K for the annual period ended December 31, 2000 (Reg. No.:333-81235) filed on April 2, 2001.

* Incorporated by reference to identically numbered exhibit to Form 10Q for the quarterly period ended June 30, 2001 (Reg. No.: 333-81235) filed on August 10, 2001.

(b) Reports on Form 8-K  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ROYSTER-CLARK, INC.


                                       /s/ WALTER R. VANCE
                                       --------------------
                                       Walter R. Vance
                                       Chief Accounting Officer


DATE: November 13, 2001