Form 10-K
period 2001-12-31
ROYSTER-CLARK INC
filed 2002-04-01
CIK 1088893

     As Filed With The Securities And Exchange Commission On April 1, 2002
================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------
                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15D OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15D OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2001
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES ACT OF 1934
                 For the Transition period from        to

                       Commission File Number: 333-81235
                          --
                              ROYSTER-CLARK, INC.
            (Exact name of registrant as specified in its charter)

        Delaware                     2875                     76-0329525
     (State or other      (Primary Standard Industrial     (I.R.S. Employer
      jurisdiction
   of incorporation or        Classification Code         Identification No.)
      organization)                 Number)

                               -----------------
           600 FIFTH AVENUE 25/TH FLOOR , NEW YORK, NEW YORK 10020 /
                                (212) 332-2965
  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                               -----------------
                   SEE TABLE OF ADDITIONAL REGISTRANTS BELOW
                               -----------------
                            FRANCIS P. JENKINS, JR.
               CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER
ROYSTER-CLARK, INC. , 600 FIFTH AVENUE 25/TH FLOOR , NEW YORK, NEW YORK 10020 /
                                (212) 332-2965
(Name, address, including zip code, and telephone number, including area code, of agent for service)
                               -----------------
                                With Copies to:
                           PETER A. BASILEVSKY, ESQ.
                      SATERLEE STEPHENS BURKE & BURKE LLP
          230 PARK AVENUE, SUITE 1130 , NEW YORK, NEW YORK 10169-0079
                                (212) 818-9200
                               -----------------
                              TITLE OF EACH CLASS
                     10 1/4% First Mortgage Notes Due 2009
          Securities registered pursuant to Section 12(b) of the Act:
                                     None
          Securities registered pursuant to Section 12(g) of the Act:
                                     None

--------------------------------------------------------------------------------
   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ] Not applicable

   State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing (see definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. Not applicable
                   DOCUMENTS INCORPORATED BY REFERENCE: NONE
================================================================================

                              ROYSTER-CLARK, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
PART I.
Item 1.    Business.............................................................................   1
Item 2.    Properties...........................................................................   9
Item 3.    Legal Proceedings....................................................................  10
Item 4.    Submission of Matters to a Vote of Security Holders..................................  10

Part II.
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters................  11
Item 6.    Selected Financial Data..............................................................  11
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations  12
Item 7a.   Quantitative and Qualitative Disclosures about Market Risk...........................  22
Item 8.    Financial Statements and Supplementary Data..........................................  24
Item 9.    Changes In and Disagreements with Accountants on Accounting and Disclosure...........  57

Part III.
Item 10.   Directors and Executive Officers of the Registrant...................................  58
Item 11.   Executive Compensation...............................................................  61
Item 12    Security Ownership of Beneficial Owners and Management and RelatedStockholder Matters  64
Item 13.   Certain Relationships and Related Transactions.......................................  66

Part IV.
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  67

Signatures                                                                                        69

                          FORWARD-LOOKING STATEMENTS

   This Form 10-K contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Report, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "hope," "may" and similar expressions, as well as "will," "shall" and other indications of future tense, are intended to identify forward-looking statements. Similarly, statements that describe the Company's future plans, objectives, targets or goals are also forward-looking statements. The forward-looking statements are based on our current expectations and speak only as of the date made. These forward-looking statements involve known and unknown risks, uncertainties and other factors that in some cases have affected our historical results and could cause actual results in the future to differ significantly from the results anticipated in forward-looking statements made in this Report. Important factors that could cause a material difference include, but are not limited to, (i) changes in matters which affect the global supply and demand of fertilizer products, (ii) the volatility of the natural gas markets, (iii) a variety of conditions in the agricultural industry such as grain prices, planted acreage, projected grain stocks, U.S. government policies, weather and changes in agricultural production methods, (iv) possible unscheduled plant outages and other operating difficulties, (v) price competition and capacity expansions and reductions from both domestic and international producers, (vi) the relative unpredictability of national and local economic conditions within the markets we serve, specifically in light of the September 11, 2001 terrorist attacks and their related aftermath, (viii) environmental regulations, (ix) other important factors affecting the fertilizer industry, (x) fluctuations in interest rates and (xi) other factors referenced in the Company's Reports and registration statements filed with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements.

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

                                    PART I

Item 1.  Business.

General

   We believe we are one of the largest independent retail and wholesale distributors, in terms of retail sales, of agricultural fertilizer, seed, crop protection products and agronomic services to farmers in the United States. We primarily focus on major farming regions in the East, South and Midwest of the United States. Our distribution business supplies a full range of products and services to our retail and wholesale customers through approximately 400 facilities, including retail farm centers ("Farmarkets"), granulation, blending and seed processing plants, and an integrated network of storage and distribution terminals and warehouses. In addition, we operate two nitrogen-manufacturing plants that supply our distribution business with nitrogen fertilizer products. We operate as a retailer and wholesaler of a complete package of products and services to help farmers become more profitable, efficient and environmentally sound. In 2001 we generated revenues of $953.8 million and EBITDA of $48.8 million.

   Royster-Clark, Inc. has a long history. W.S. Clark & Sons, Inc. began operations in 1872 as a general mercantile company. The corporate antecedents of Royster-Clark, Inc. were formed in 1881 to utilize natural fertilizer resources from South America. Royster-Clark, Inc. was formed in 1992 through the merger of these two companies. The current management team assumed active control at Royster-Clark in the summer of 1995.

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

   In order to finance the acquisition of AgriBusiness and re-structure the Company's debt, the Company used proceeds from equity contributions by 399 Venture Partners, Inc. of $59.0 million, management rollover equity of $19.6 million; issuance of $10.0 million of Royster-Clark Group junior subordinated notes payable maturing in 2010, owned by IMC Global, Inc.; the issuance of $200.0 million principal amount of 10.25% First Mortgage Notes due 2009 held by various financial institutions ("Noteholders"); and proceeds from the Senior Secured Credit Facility ("credit facility") created on April 22, 1999. As a result of these transactions and subsequent issuance of stock, 399 Ventures and affiliates owns approximately 37.3% of the outstanding voting stock and 70.3% of the total outstanding stock of Royster-Clark Group, members of our management own approximately 50.0% of the outstanding voting stock and 22.9% of the total outstanding stock of Royster-Clark Group and have the right to acquire an additional 10% of the voting stock through a new stock purchase plan. Royster-Clark Group owns all of the outstanding stock of Royster-Clark, Inc.

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

Business Operations

  Agricultural Infrastructure

   We have an extensive agricultural product infrastructure of approximately 400 facilities, including Farmarkets, granulation, blending and seed processing facilities and an integrated network of storage and distribution terminals and warehouses. In addition, we operate two nitrogen-manufacturing plants that supply our distribution business with nitrogen fertilizer products. This infrastructure allows us to efficiently process, distribute and store product close to the end-user and supply our customers on a timely basis during the planting seasons. In addition, we use port facilities on the Atlantic Ocean and the Mississippi River system to provide flexibility in product purchasing, including the ability to access overseas markets when they offer lower prices than domestic markets. Our widespread geographical presence in some of the country's most important farming regions provides diversity that helps to insulate our overall business from difficult farming conditions in any one particular area as a result of poor weather or adverse market conditions for specific crops. Our facilities cover the major farming markets in the East, South and Midwest. We believe that this market presence provides a number of competitive advantages as described below:

  . We are located to supply some of the country's largest buyers of crop production inputs,

  . We have the opportunity to distribute product for some of the major, leading farm input producers who are seeking broad distribution of their products; and

  . We have market diversity that helps to insulate the overall business from difficult farming conditions as a result of poor weather in any one particular market or adverse market conditions for a specific crop.

   Over 90% of our revenues relate to the distribution of crop production inputs purchased from third parties and resold to retail and wholesale customers. Therefore, we are only partially exposed to fluctuations in nitrogen fertilizer prices. Less than 10% of our sales come from manufacturing nitrogen fertilizer products.

   We have instituted central management controls and utilize our logistical expertise and enterprise information technology systems to manage our facilities network. We understand the importance of flexibility at the local level to adapt to local conditions. We aim to achieve the proper balance of central control and direction with local flexibility by utilizing team management and appropriate incentive programs.

  Retail Distribution

   We operate approximately 280 Farmarket retail farm centers, including approximately twenty third-party commission sales stores, making us one of the largest retailers of crop production inputs to farmers in North America. Farmarkets market their products and services primarily to end users, the farmers. Farmarkets typically service farmers within a 15 to 25 mile radius of their locations. We operate centers predominantly in the Midwest to service corn and soybean farmers and in the Southeast to service farmers focused on higher management crops, including cotton, peanuts, tobacco and vegetables.

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

   We also distribute a full range of crop protection products at our Farmarkets. For the convenience of our customers, Farmarkets carry inventories of herbicides, insecticides, fungicides and other products, which target pest problems affecting crops. This capability allows our retail centers to be a "one-stop supplier" for farmers who need a complete package of crop protection services, including technical advice, delivery services and field application. The Farmarket receives crop protection products from our network of strategically located distribution centers. We receive distributor and dealer cash rebates based on the volume and type of products that we sell. Cash rebates are typically paid near the end of the calendar year but may also be advanced monthly, as sales are made.

   We also contract with area farmers to grow certified seed products that are processed and bagged in a number of seed processing facilities. As such, we have placed an emphasis on new seed technology and provide a complete range of seed to farmers through local retail centers. Increasingly, our seed product is processed for leading seed companies, and sold under their private labels. For example, we were one of the first outside companies to grow, process, bag and distribute Roundup Ready soybeans for Monsanto. Roundup Ready is a popular biotechnology product that allows the soybean to tolerate Roundup, a popular crop protection product. Even with recent published stories concerning the commingling of crops produced from biotechnologically modified seed with conventional seed, we continue to believe that seed technology based on genetic engineering may be an important growth area for agriculture. In addition the Company produces and markets its own proprietary Vigoro Seed brand.

   In addition to selling physical crop production inputs, Farmarket personnel provide agronomic services to farmers. These services range from the custom blending and application of crop nutrients to meet the needs of individual farmers, to more sophisticated and technologically advanced services on a fee basis such as soil sampling, pest level monitoring and yield monitoring using global position systems satellites and satellite-linked variable rate spreaders and applicators to take advantage of the data.

   We operate point-of-sale computer systems at each of our Farmarkets that provide data daily for inventory control, budgeting, forecasting, working capital management, material requirements planning and internal controls. Modern management concepts such as organizing field sales by relying on teams of Farmarket managers are also utilized.

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

   We believe we are one of the largest North American producers of agricultural granulated fertilizer. In terms of number of plants, we have been a leading manufacturer and distributor of premium, branded agricultural granulated fertilizers with our primary market focus in the Southeastern farming regions. These products are marketed under the Super Rainbow, Rainbow, International, and Bonanza brand names. Granulated fertilizer products are primarily used by farmers who produce specialty crops, such as citrus fruits, vegetables, tobacco, peanuts and cotton. Farmers growing these crops are willing to invest more in premium crop nutrients, such as granulated fertilizers.

   We operate six granulation plants which produce homogenized NPK (nitrogen, phosphate and potash) products. We believe that we are among the most efficient, low-cost producers of granulated fertilizers in the U.S. market. We have a cost-effective production process that uses potash, phosphate and nitrogen to manufacture granulated fertilizer products with excellent agronomic traits.

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

   Another key part of our wholesale business is a network of terminals and storage facilities located in the Midwest. This integrated network services customers throughout Iowa, Missouri, Wisconsin, Minnesota, Illinois, Indiana, Michigan, Ohio, Pennsylvania, New York, West Virginia and Kentucky. When selling nitrogen fertilizer products, the East Dubuque and Cincinnati plants' proximity to our wholesale business terminals provides a freight cost advantage over other suppliers, some of which must be transported from the Gulf Coast region or Trinidad. In addition to lowering freight costs, the location of our wholesale business' supply terminals helps us meet the needs of customers in the Midwest in a timely manner.

   We have developed a customer base throughout the Midwest in both the agricultural and industrial markets. In the aggregate, our wholesale business services approximately 1,200 customers in the region. Our wholesale business' agricultural customer base is diverse and is composed of small family-owned distributors, larger regional dealers and several national chains. The industrial customer base is smaller and less seasonal than the agricultural customers.

  Nitrogen Fertilizer Production

   We produce nitrogen fertilizer and industrial products that are sold through our wholesale distribution network. We own and operate a fully integrated nitrogen manufacturing plant in East Dubuque, IL, which produces nitrogen products for both the agricultural and industrial markets. This plant is designed to produce anhydrous ammonia, nitric acid, ammonium nitrate solution, liquid and granular urea, nitrogen solutions and carbon dioxide using natural gas as a feedstock. This plant can optimize the product mix according to swings in demand and pricing for its various products. In the year 2001, this plant produced through its various processes approximately 903 thousand tons. Quantities produced were in turn consumed in the process of producing other upgraded nitrogen products that resulted in the shipment of approximately 338 thousand tons of ammonia and upgraded nitrogen products.

   Located in the heart of the Midwest, we believe that the East Dubuque plant enjoys a significant freight cost advantage relative to competing facilities servicing the region, over competing suppliers located in the Gulf Coast region, and over new facilities which came on-stream in Trinidad in 1998.

   The East Dubuque facility has operated at full capacity during the past ten years except for temporary cutbacks or shutdowns for maintenance or extraordinary market conditions. Through product-exchange agreements with other nitrogen producers in the Midwest, we reduce transportation costs by limiting the East Dubuque service area to customers within a 100-mile radius of the plant. We often source products from competitors' facilities on a cost-efficient basis for Farmarket retail centers outside the East Dubuque service area. Such swap arrangements, coupled with the extensive fertilizer storage capacity in our overall system, have enabled us to optimize production on a year-round basis and minimize transportation costs.

   The company decided in December 2000 to temporarily shutdown production at the East Dubuque plant. With natural gas price increases of 282% during 2000 from approximately $2.60 per MMBTU to approximately $9.98 per MMBTU, the Company believed it could yield higher cash flow selling the natural gas versus upgrading it to various nitrogen products. The large increases in natural gas prices resulted from high industrial usage of natural gas, including usage by electric utilities, a colder winter and no significant new supplies coming online in the near future. Natural gas prices moderated during the first quarter of 2001 and production at the East Dubuque plant resumed in March 2001. Natural gas prices declined from a high of $9.98 per MMBTU at the beginning of 2001 to below $2.00 during the year, ending at $2.55 per MMBTU at the end of the year.

   We also operate a smaller nitrogen manufacturing facility in Cincinnati, OH that shipped approximately 120,000 tons of upgraded nitrogen products in 2001. This plant purchases anhydrous ammonia and manufactures nitric acid and ammonium nitrate liquor for industrial use and nitrogen solutions for the agriculture market. The industrial market represents approximately 21% of sales of manufactured nitrogen products. Since the industrial business is non-seasonal, these sales provide a year-round revenue source.

   Substantially all of the nitrogen products manufactured in these two facilities are sold through our wholesale distribution operation for either agricultural or industrial purposes. While our profitability is influenced by fluctuations in nitrogen prices, our strategic location in the heart of the Midwest, extensive terminal and warehouse systems, complimentary wholesale distribution channels and industrial customer concentration mitigate some of the impact of nitrogen price fluctuations. In 1999, 2000 and 2001, less than 10% of our sales came from manufacturing nitrogen fertilizer products.

Seasonality

   Our business is seasonal with 72% of sales occurring between March and July. This seasonality results from the planting, growing and harvesting cycles. Inventories must be accumulated to be available for seasonal sales, requiring significant storage capacity. The accumulation of inventory is financed by suppliers or by the Company through its senior secured credit facility.

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

Products

   The following table shows our revenues by product line for the years ended December 31, 2001 and 2000 and nine months ended December 31, 1999.

                               Nine Months
                                  Ended      Year Ended   Year Ended
                               December 31, December 31, December 31,
                                   1999         2000         2001
          -                    ------------ ------------ ------------
                                               ($000)
          Fertilizer..........   $194,824     245,608      240,657
          Fertilizer Materials    248,011     328,018      355,656
          Crop Protection.....    177,364     202,208      202,918
          Seed................     46,970      63,050       69,279
          Other...............     48,317      74,968       85,280
                                 --------     -------      -------
                                 $715,486     913,852      953,790
                                 ========     =======      =======

Competition

   The market for the distribution of fertilizer, seed and crop protection products and agronomic services is competitive. We compete in the retail business primarily by providing a comprehensive line of products and what we believe to be superior services at competitive prices. Currently there are approximately 10,500 farm retail centers in North America, operated by three primary types of distribution organizations. Principal competitors in agricultural crop production inputs distribution include agricultural cooperatives, which have the largest market share in a majority of the locations served by us; national fertilizer producers and major grain companies and independent distributors.

   Demand for the agricultural products and services that the Company offers may be affected by: 1) continued population growth, 2) stable U.S. planted acreage, 3) limited amount of arable land, 4) government programs, 5) increasing farm size due to consolidation, 6) consolidation of crop input producers, 7) biotechnology and 8) evolving environmental, health and safety regulations.

Raw Materials and Supplies

   Fertilizer, nitrogen, phosphate and potash are global commodities that can be purchased from multiple suppliers. We purchase our fertilizer, seed and crop protection products primarily from the major North American producers. We also have the capability to import products from foreign suppliers. Final purchasing decisions are made based on several factors including availability, price, quality and customer requirements. As a result of these factors, the quantity of imported materials purchased for later resale or consumption will vary. Related to the acquisition of AgriBusiness, we have entered into a ten-year supply agreement with IMC Global to purchase specific quantities of phosphate and potash. The purchase prices of the products covered by the IMC Global supply agreement are determined and approximate market prices. The supply agreement automatically renews for additional 5-year periods unless either party cancels it. The supply agreement also specifies remedies available to the parties in the event of noncompliance, which include compensatory damages in the event of a failure to purchase or supply the required quantities of covered products. The amounts paid to IMC Global under this agreement were approximately $138.4 million during 2001.

   Approximately 24% of the Company's nitrogen solution, ammonia and urea products are sourced from the East Dubuque facility. We purchase these products from a number of different suppliers to meet the balance of our wholesale and retail requirements.

   The major raw material in the manufacture of nitrogen products is natural gas. The East Dubuque plant's annual gas purchases typically approximate over
11.6 billion cubic feet. We purchase natural gas monthly through a combination of firm-supply, fixed-priced and market-priced long-term contracts. We are able to purchase natural gas at competitive prices due to our connection to the Northern Illinois Gas (Nicor) distribution system and its proximity to the Northern Natural Gas pipeline. During 2001 natural gas purchases were approximately 9.0 billion cubic feet.

   During the shutdown, the Company performed a maintenance turnaround that was scheduled for later in the year. The maintenance turnaround was completed and production resumed in March 2001. During 2001, the Company negotiated a new combination of firm-supply, fixed-price and market-priced long-term contracts to supply production requirements after the resumption of production. At December 31, the Company had one index-priced natural gas contract that extended to 2006 related to one supplier. The supplier was not in compliance with contract provisions during December of 2001 and January of 2002 and the Company elected to exercise its rights under the contract and cancel the balance of the purchase commitments as of February 28, 2002. The Company was able to replace the supply of natural gas caused by the deficiency of the one supplier with no interruptions in production and without any material adverse financial impact to the Company.

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

   Two union contracts will expire in 2002 covering approximately 110 employees. We believe that we will be able to obtain new union contracts without any work stoppage. We have not experienced any significant work stoppages in the past. Additionally, our management believes the Company has a good relationship with union employees and has historically experienced low turnover.

Environmental Matters

   Our facilities and operations must comply with a variety of federal, state and local environmental laws, regulations and ordinances, including those related to air emissions, water discharges and chemical and hazardous waste management and disposal. Laws relating to workplace safety and worker health and safety also govern our operations, primarily the rules of the Occupational Safety and Health Administration and the United States Department of Transportation. We believe that our operations are in compliance in all material respects with current requirements under environmental laws and employee safety laws.

   Environmental laws may hold current owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of hazardous or toxic substances, materials or wastes, pollutants or contaminants, including petroleum and petroleum products. Because of our operations, the history of industrial or commercial uses at some of our facilities, the operations of predecessor owners or operators of some of the businesses, and the use, production and release of hazardous substances at these sites, the liability provisions of environmental laws may affect us. Many of our facilities have experienced some level of regulatory scrutiny in the past and are or may be subject to further regulatory inspections, future requests for investigation or liability for regulated materials management practices.

   We are in the process of responding to the presence of hazardous substances, including nitrates, phosphorus and pesticides in soils and/or groundwater at forty-nine sites. At other locations, past releases of fertilizers or of fertilizers or other hazardous substances have been documented along with the corrective actions we have taken. Our environmental consultants and we have concluded that no further action is currently required. In addition, we have also removed or filled in place underground storage tanks from some of our facilities and, in some instances are responding to historic releases at these locations. In total, both voluntary and government ordered cleanups of releases of hazardous substances are planned or being performed at approximately forty-nine sites. Also, with the limitations described below, indemnity may be available for locations for which response actions are planned or required. The cost of these on-going and potential response actions is not expected to have a material adverse effect on our business, financial condition or results of operations.

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

   In connection with the acquisitions of AgriBusiness and Royster-Clark, the Company obtained indemnities for certain claims related to environmental matters that existed or arose prior to the acquisitions. The indemnities related to AgriBusiness have $4.5 million deductible, certain time limitations and an overall cap on all indemnities of approximately $27.0 million. The indemnities related to Royster-Clark, Inc. (Predecessor Company) are subject to a deductible of $2.0 million, certain time limitations and an overall cap of $5.0 million on all indemnities. In addition, Royster-Clark, Inc. (Predecessor Company) had obtained indemnities from Lebanon Chemical Corporation (LCC) for certain claims related to environmental matters that existed at sites acquired from LCC in December 1998. This indemnity has deductibles, caps, cost sharing and time limitations depending on the subject matter of the environmental claim. As part of their indemnity obligation, Lebanon is required to respond to environmental conditions at five of our facilities. The Company also obtained indemnities from the former stockholder of Alliance for environmental conditions identified as of the date of the acquisition.

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

                                                                     Tons Capacity (in 000's)
                                                         ------------------------------------------------
                                                                      Production
                                                         ------------------------------------
                                                          Nitrogen   Super-   Granu- Blending
Location                             Type of Facility    Production phosphate lation  /Seed     Storage   Acres
--------                          ---------------------- ---------- --------- ------ -------- ----------- -----
East Dubuque, Illinois (1)....... Nitrogen plant           1,173                                    127.0  208
                                  (ammonia, urea,
                                  ammonium nitrate and
                                  nitric acid plant)
Cincinnati, Ohio (1)............. Nitrogen plant (nitric     120                                     51.3   92
                                  acid, ammonium
                                  nitrate and nitrogen
                                  solution plant)
Madison, Wisconsin (1)........... Granulation plant                    N/A      90                   18.0   26
Norfolk, Virginia (1)............ Granulation plant                     30      80                   25.0   24
Americus, Georgia (1)............ Granulation plant                     70     200                   32.0  156
Florence, Alabama (1)............ Granulation plant                     30     150                   13.0   15
Hartsville, South Carolina (1)... Granulation plant                     50     150                   22.6   29
Winston-Salem, North Carolina (1) Granulation plant                    N/A     150                   17.6   11
Washington, North Carolina (1)... Seed production and                                         bulk 44 Bu/    6
                                  processing facility                                  600      bag 60 bg
Union City, Tennessee............ Seed production and                                  780    bulk 578 Bu   35
                                  processing facility
Mulberry, Florida (1)............ Blend plant                                           85           20.0   40
Washington Court House, Ohio (1). Blend plant                                          124           37.0   29
Mt. Sterling, Ohio (1)........... Blend plant (Liquid)                                  30           18.0   11
Tifton, Georgia (1).............. Blend plant (Liquid)                                  20            8.2    6
Marseilles, Illinois (1)......... Large storage terminal                                             64.5   71
Murray, Kentucky (1)............. Large storage terminal                                             32.0   31
Wilmington, North Carolina (1)... Large storage terminal                                             37.0   30
Petersburg, Virginia............. Large storage terminal                                             40.0   12
Columbus, Ohio (1)............... Large storage terminal                                             15.0   10

--------
(1) The First Mortgage Notes are secured by mortgages of these properties.

   All of the properties in the above table (with the exception of the Union City, Tennessee and Petersburg, Virginia facilities) are subject to liens of the First Mortgage Notes discussed in note 10 to the consolidated financial statements included in this report.

   In addition to the properties noted above, our two real estate subsidiaries own approximately 270 Farmarkets and other production, storage and distribution facilities with our operating subsidiary owning the assets purchased subsequent to April 22, 1999. The stock of the two real estate subsidiaries is subject to liens by holders of the First Mortgage Notes.

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

Item 4.  Submission of Matters to a Vote of Security Holders

   Not applicable.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

   Not applicable.

Item 6.  Selected Financial Data (Dollars in thousands)

   The following table provides selected financial and other data of Royster-Clark, Inc., as of and for each of the years in the two-year period ended December 31, 1998, the nine months ended December 31, 1999, and years ended December 31, 2000 and 2001. This information should be read with the consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations and Cash Flows" and other information found elsewhere in this report.

   Effective April 1, 1999, Royster-Clark Group, a newly formed entity capitalized with approximately $59.0 million in cash, acquired all of the then outstanding stock of Royster-Clark, Inc. On April 22, 1999, Royster-Clark, Inc. acquired all of the outstanding shares of three operating subsidiaries, IMC AgriBusiness, Inc., IMC Nitrogen Company and Hutson's AG Service, Inc. from IMC Global, Inc. These three IMC entities are referred to as "AgriBusiness." As a result, the income statement, balance sheet and other data of Royster-Clark, Inc. as of and for the nine months ended December 31, 1999 and years ended December 31, 2000 and 2001, derived from our audited consolidated financial statements, reflect the acquisition of Royster-Clark and AgriBusiness and are described as "Successor" and is not comparable with Royster-Clark, Inc. as predecessor company.

   The selected "Predecessor" financial and other data as of and for the years ended 1997 and 1998 were derived from the audited financial statements of Royster-Clark, Inc. prior to its acquisition by Royster-Clark Group.

   Included in the Selected Financial Data is EBITDA, which represents net earnings (loss) plus interest, taxes, depreciation and amortization. EBITDA presented below should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with GAAP, nor is EBITDA necessarily a measure of our ability to fund our cash needs. EBITDA may not be comparable to similarly titles measures reported by other companies.

                                                            Predecessor                    Sucessor
                                                         -----------------  -------------------------------------
                                                             Year Ended         Nine
                                                            December 31,    Months Ended  Year Ended   Year Ended
                                                         -----------------  December 31, December 31, December 31,
                                                           1997     1998        1999         2000         2001
                        ($000)                           --------  -------  ------------ ------------ ------------
Income Statement Data:
   Net sales............................................ $227,613  218,672     715,486     913,852      953,790
   Gross profit.........................................   34,996   33,026     144,547     185,396      197,880
   Operating income.....................................   11,781    8,544      34,332      21,552       19,637
   Net earnings (loss).................................. $  4,331    1,832       6,623      (4,760)      (8,879)
Other Data:
EBITDA.................................................. $ 14,086   11,222      50,151      56,925       48,849
   Ratio of earnings to fixed charges...................     2.33     1.47        1.41        0.84         0.66
   Depreciation and amortization........................ $  2,305    2,678      15,819      25,725       27,356
   Capital expenditures.................................    2,029    2,145      19,752      18,082       13,812
   Acquisitions.........................................       --   24,517     259,676      26,600           --
   Net cash provided by (used in) operating activities..   (6,581)  13,157      97,090     (15,088)      66,214
   Net cash used in investing activities................   (2,006) (26,532)   (278,458)    (44,173)     (11,770)
   Net cash provided by (used in) financing activities.. $  8,647   13,388     185,996      55,004      (53,860)

                                                          At December 31,              At December 31,
                                                         -----------------  -------------------------------------
                                                           1997     1998        1999         2000         2001
                                                         --------  -------  ------------ ------------ ------------
BALANCE SHEET DATA:
   Working capital...................................... $ 26,253   30,726     163,834     191,436      139,919
   Total assets.........................................   96,065  120,397     521,507     623,356      555,885
   Long-term debt less current installment..............   23,025   33,817     297,380     340,752      289,607
   Redeemable preferred stock........................... $ 12,000   12,000          --          --           --

Item 7. Management's Discussion and Analysis of Financial Condition, Results of Operations and Cash Flows

THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS. SEE 'FORWARD-LOOKING STATEMENTS' ABOVE.

General

   Royster-Clark, Inc. together with its subsidiaries, (the ''Company'' or "Royster-Clark") is a retail and wholesale distributor of mixed fertilizer, fertilizer materials, seed, crop protection products and agronomic services to farmers, primarily in the East, South and Midwest. The Company's operations include retail farm centers ("Farmarkets"), granulation, blending and seed processing plants, and an integrated network of storage and distribution terminals and warehouses. In addition, the Company operates two nitrogen-manufacturing plants that supply the retail and wholesale distribution businesses with nitrogen fertilizer products. Our business is affected by a number of factors, including weather conditions, prevailing prices for fertilizer, natural gas used in the production of various fertilizers and other crop production inputs.

   Weather conditions can significantly impact our results of operations. Adverse weather conditions during the planting season may force farmers to either delay or abandon their planting, which may lead to lower use of fertilizer, seed and crop protection products.

   The crop production inputs distribution business is seasonal, with 72% of sales occurring between March and July based upon planting, growing and harvesting cycles. This seasonality results from the planting, growing and harvesting cycles of our customers. Inventories must be accumulated to be available for seasonal sales, requiring significant storage capacity. The accumulation of inventory is financed by suppliers or by the Company through its credit facility. Depending on weather and field conditions, this period of peak activity can begin several weeks earlier or later than normal, which may have a material impact on whether sales are recorded in the first or second quarter.

   Another factor affecting our business is the price for fertilizers. We purchase nitrogen materials, phosphates, and potash and resell these nutrients in either their original form or in the form of multi-nutrient fertilizers. Prices for phosphates have recently experienced some volatility while potash has been relatively stable over the past several years. During the second quarter of 2001, nitrogen pricing dropped significantly due to producer production coming back online and imports responding to the previous high pricing levels. The level of nitrogen prices directly impacts the profitability of our two nitrogen-manufacturing plants.

   The major raw material in the manufacture of nitrogen products is natural gas. We purchase natural gas through a combination of firm supply, fixed-price and market-priced contracts for use in our nitrogen-production plant in East Dubuque, IL. Over a period of years, natural gas exhibited a low degree of volatility until 2000 when natural gas price increases of 282% during 2000 from approximately $2.60 per MMBTU to approximately $9.98 per MMBTU. The large increases in natural gas prices resulted from high industrial usage of natural gas, including usage by electric utilities, a colder winter and no significant new supplies coming online in the near future. Natural gas prices moderated during the first quarter of 2001. Natural gas prices declined from a high of $9.98 per MMBTU at the beginning of 2001 to below $2.00 during the year, ending at $2.55 per MMBTU at the end of the year due to lower industrial use and a mild winter. The level of natural gas prices directly impacts the profitability of our East Dubuque plant.

Results of Operations

   The following table and discussion provides information regarding Royster-Clark, Inc.'s statement of operations as a percentage of net sales. The results of operations for the nine months ended December 31, 1999 represent the operations of Royster-Clark, Inc. subsequent to the acquisition of its stock by Royster-Clark Group,

Inc. and includes post acquisition operations of AgriBusiness. Both transactions had effective dates of April 1, 1999.

                                                                                 Nine Months
                                                        Year ended   Year ended     ended
                                                       December 31, December 31, December 31,
                                                           2001         2000         1999
                                                       ------------ ------------ ------------
Net sales.............................................    100.0%       100.0        100.0
Cost of sales.........................................     79.3         79.7         79.8
                                                          -----        -----        -----
Gross profit..........................................     20.7         20.3         20.2
Selling general and administrative expense............     18.2         17.8         15.4
Loss on disposal of property, plant and equipment, net      0.1          0.1           --
Expenses related to Agro acquisition..................      0.4           --           --
                                                          -----        -----        -----
Operating income......................................      2.0          2.4          4.8
Interest expense......................................     (3.6)        (4.2)        (3.2)
Gain on insurance.....................................      0.2           --           --
Gain on sales of gas contracts........................       --          1.1           --
                                                          -----        -----        -----
Income (loss) before income taxes.....................     (1.4)        (0.7)         1.6
Income tax expense (benefit)..........................     (0.5)        (0.2)         0.7
                                                          -----        -----        -----
Net income (loss).....................................     (0.9)%       (0.5)         0.9
                                                          =====        =====        =====

  Year ended December 31, 2001 compared to twelve months ended December 31, 2000

   Net sales. Royster-Clark's net sales were $953.8 million for 2001 compared to $913.9 million for 2000, an increase of $39.9 million, or 4.4%. The increase in sales resulted from the following:

  . Sales of ammonia, nitrogen solution and other nitrogen based products were higher by approximately $17.7 million, primarily due to market related price appreciation during the first and second quarters of 2001 compared to 2000. The sales increase was partially offset by lower wholesale sales in the Midwest during the first quarter of 2001, market related price depreciation and volume declines due to dealer customers delaying purchases.

  . Sales of other fertilizer materials were higher by approximately $10.0 million due to volume increases throughout the retail and wholesale distribution system.

  . Sales of grain products were higher by approximately $8.2 million due to expansion through acquisitions of the Company's grain operations in 2000. While grain sales typically are at low gross margin rates, selling the grain for the farmer extends the Company's contact with the farmer and encourages continued patronage.

  . Sales of seed were higher by approximately $6.2 million due to Company efforts to promote seed products. We believe that farmers align the purchase of other crop-input requirements with their seed supplier.

  . Sales of application and other services were higher by approximately $2.1 million due to strong fertilizer movement during the fall season and crop protection product application during the late summer.

  . Sales of crop protection product sales were higher by approximately $0.7 million despite price depreciation of major crop protection products and minimal insect pressures throughout most of the market areas.

   The above increases were partially offset by a reduction in fertilizer sales of $5.0 million due to lower granulated fertilizer sales in the southeast in areas that were affected by drought conditions and lower acreage due to government cutbacks of tobacco quotas.

   Gross profit. Gross profit was $197.9 million for 2001 compared to $185.4 million for 2000, an increase of $12.5 million, or 6.7%. Gross margin was 20.7% for 2001 compared to 20.3% for 2000. Higher gross margin resulted primarily from improved purchase costs and rebates for crop protection, seed and fertilizer material product categories. This increase was partially offset by the unabsorbed cost of approximately $3.9 million due to the lost production of East Dubuque during the first quarter of 2001 while the plant was shutdown and sales price depreciation on nitrogen and crop protection products discussed above.

   Selling, general and administrative expenses Selling, general and administrative expenses were $173.2 million for 2001 compared to $163.2 million for 2000, an increase of $10.0 million, or 6.1%. The increase in selling, general and administrative expenses resulted from the following:

  . Expenses related to Farmarkets that the Company acquired during first quarter of 2000 were $3.2 million higher in the first quarter of 2001 compared to 2000.

  . Lower capitalized cost to inventory of $2.9 million due predominantly to sales volume decreases at terminal locations during the first quarter whose volumes were not recovered in subsequent quarters.

  . Health insurance expenses were $2.8 million higher in 2001 compared to 2000 due to increased costs of health care coverage.

  . General liability and property insurance expenses were $1.4 million higher in 2001 compared to 2000 due to rising costs of insurance coverage in the market place.

  . Incentive program expenses were $1.8 million higher in 2001 compared to 2000 due to the retail Farmarket program that rewarded return on asset performance in leveraging the combination of improved EBITDA at the local Farmarket level and lower average assets.

  . Depreciation, workman's compensation and all other increases were approximately $2.1 million due to capital spending, industry wide increasing costs of workman's compensation and other general increases.

   These increases were partially offset by the following:

  . Seasonal and overtime cost were $1.0 million lower due to management attempts to lower cost of seasonal personnel by converting seasonal labor to company hourly payroll and handling payroll internally versus using agency staffing. Spring season weather allowed for a longer spring season window allowing reductions in overtime.

  . Computer software and development cost were $1.1 million lower due to the resolution of major issues concerning the integration of the Royster-Clark and AgriBusiness computer systems being resolved during 2000 allowing the reduction of use of consultants.

  . Repairs and supplies were $0.8 million lower due to cost containment efforts.

  . Travel and entertainment were $0.7 million lower due to cost containment efforts.

  . Postage and freight were $0.4 million lower due to improvements in the use of communication technology to lower cost in supplies, postage, and communication costs.


   Expenses related to Agro acquisition. The Company entered into a purchase agreement to acquire certain assets of Agro Distribution, LLC ("Agro") on June 14, 2001. The Company and Agro could not reach agreement on certain key elements of the proposed transaction and terminated the purchase agreement on October 17, 2001. During the negotiation period, the Company incurred costs associated with the acquisition. At December 31, 2001, these costs totaled $4.2 million representing legal, accounting and other direct costs of the acquisition including costs incurred associated with software costs related to the acquisition.

   Loss on disposal of property, plant and equipment, net. Loss on sales of fixed assets was $0.9 million in 2001 compared to $0.6 million in 2000. This increase was the result of $0.2 million higher impairment charges on individual low performing Farmarket locations that have been closed in 2001 and other asset sales of closed or low performing Farmarket locations.

   Operating income. Operating income was $19.6 million for 2001 compared to $21.6 million 2000, a decrease of $2.0 million, or 9.3%, due to the fluctuations noted above. Operating income as a percentage of net sales was 2.0% for 2001 compared to 2.4% for 2000, a decline of 0.4%.

   Interest expense. Interest expense was $34.9 million for 2001 compared to $38.0 million for 2000, a decrease of $3.1 million, or 8.2%. The decrease in interest expense was due primarily to lower market interest rates, which affects the rate charged on borrowings under the credit facility and borrowings. Weighted average rate for LIBOR borrowings during 2001 was 8.1% compared to 10.2% during 2000, a decline of 2.1%. The decrease was partially offset by $2.6 million higher average daily borrowings on the senior secured credit facility of $154.2 million in 2001 compared to $151.6 million in 2000.

   Gain on insurance. In May 2001, the Company suffered a fire at its blend facility located in Waynesville, North Carolina destroying the main blending building, the machinery and equipment and inventory contained inside. The Company has recorded a gain of $1.9 million on the insurance settlement related to this loss.

   Income tax benefit. Income tax benefit was $4.5 million for 2001 compared to $2.0 million for 2000. This increase is attributable to the decrease in income before taxes for 2001 described above. The effective tax rate was 33.7% for 2001 compared to 30.0% for 2000. The increase in the effective tax rate resulted from the impact of goodwill amortization and other nondeductible items for taxes.

   Net loss. Net loss was $8.9 million for 2001 compared to $4.8 million for 2000, an increased loss of $4.1 million, due to the fluctuations noted above.

   Twelve months ended December 31, 2000 compared to nine months ended December 31,1999

   Net sales. Royster-Clark's net sales were $913.9 million for 2000 compared to $715.5 million for 1999, an increase of $198.4 million, or 27.7%. Net sales increased by $50.6 million as a result of the acquisitions made in 2000. Three-month net sales for the first quarter 2000 were $173.2 million. Excluding acquisitions and the first quarter sales, the remaining decrease in net sales of $25.8 million, or 3.6%, resulted from wholesale sales force reductions and the closure of non-performing Farmarkets effected after the second quarter in 1999 and reduced government tobacco quotas.

   Gross profit. Gross profit was $185.4 million for 2000 compared to $144.5 million for 1999, an increase of $40.9 million, or 28.3% due to the sales increases discussed above. Gross margin was 20.3% for 2000 compared to 20.2% for 1999.

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

   Loss on disposal of property, plant and equipment, net. Loss on sales of fixed assets was $0.6 million in 2000 compared to $0.3 million in 2000. This increase was the result of asset sales of closed or low performing

Farmarket locations and impairment charges of $0.1 million on individual low performing Farmarket locations that have been closed and other.

   Operating income. Operating income was $21.6 million for 2000 compared to $34.3 million 1999, a decrease of $12.7 million, or 37.0%, as the result of the factors discussed above. Operating income as a percentage of net sales were 2.4% for 2000 compared to 4.8% for 1999, a decline of 2.4%.

   Interest expense. Interest expense was $38.0 million for 2000 compared to $23.2 million for 1999, an increase of $14.8 million, or 63.8%. The increase in interest expense was due higher borrowings against our credit facility to fund acquisitions made during the first quarter, a greater increase in current assets than current liabilities compared to 1999, higher market interest rates which affects the rate charged on borrowings under the credit facility. Interest in the first quarter of 2000 was $7.7 million.

   Gain of sale of natural gas contracts. The company decided in December 2000 to temporarily shutdown production at the East Dubuque plant. With natural gas price increases of 282% during 2000 from approximately $2.60 per MMBTU to approximately $9.98 per MMBTU, the Company believed it could yield higher cash flow selling the natural gas versus upgrading it to various nitrogen products. Accordingly, certain contract rights, title and interest in several fixed-priced and index-priced natural gas contracts were assigned to unrelated parties. The contracts sold related to natural gas to be delivered from mid-December 2000 when the assignment contracts were executed through October 31, 2001 with most of the quantities relating to the first quarter of 2001. The Company recorded a gain of $9.6 million in December 2000 related to these sales.

   Income tax expenses (benefit). Income tax benefit was ($2.0) million for 2000 compared to income tax expense of $4.6 million for 1999. This decrease is attributable to the decrease in income before taxes for 2000 described above. The effective tax rate was 30.0% for 2000 compared to 40.8% for 1999. The decline in the effective tax rate resulted from the impact of goodwill amortization and other nondeductible items for income tax purposes.

   Net income (loss). Net loss was ($4.8) million for 2000 compared to net earnings of $6.6 million for 1999, a decrease of $11.4 million. This decrease was attributable largely due to acquisitions, the first quarter operating losses and the fluctuations noted above.

Environmental Matters

   At December 31, 2001, the Company had accruals of approximately $3.5 million for future costs associated with environmental remediation of certain properties. Costs charged against these accruals for the year ended December 31, 2001 and 2000 were approximately $179 thousand and $77 thousand, respectively. Environmental remediation projects related to the cleanup of regulated substances are in progress at approximately forty-nine sites. The cleanup efforts primarily involve remediation of excess nitrates, phosphorous and pesticides in soils and/or groundwater at these sites, or costs to be incurred in the cleanup and monitoring of old underground storage tanks. Certain of these remediation efforts are of a long-term nature.

Liquidity and Capital Resources

   Our primary capital requirements are for working capital, debt service, capital expenditures and possible acquisitions. For day-to-day liquidity requirements, we operate with a senior secured credit facility with a consortium of banks, currently with a $245 million borrowing capacity. The credit facility expires in April 2004. At December 31, 2001, the borrowing base provisions under the facility supported a borrowing availability of $125.9 million, from which we had drawn $89.2 million. This facility includes up to $10.0 million for letters of credit. This facility contains financial and operational covenants and other restrictions with which we must comply, including a requirement to maintain financial ratios and limitations on our ability to incur additional indebtedness. We believe that cash generated from operations and borrowings available under the amended credit facility will be sufficient to meet our operating and capital needs in the foreseeable future.

   Capital expenditures were $13.8 million for the year ended December 31, 2001 compared with $18.1 million for the year ended December 31, 2000. These capital expenditures were primarily for facilities improvements, machinery and equipment replacement, computer system integration expenditures and environmental improvement projects. We estimate total capital expenditures, excluding acquisitions, for 2002 will range from $6.0 to $10.0 million.

   Net cash provided by operating activities for the year ended December 31, 2001 was $66.2 million compared to net cash used in operating activities of ($15.1) million in 2000. The most significant component of cash flows used in operating activities was movement in operating assets and liabilities due to the seasonal nature of our business with lower other receivables and inventory being the largest components. The increase in net cash provided by operating activities resulted primarily from lower inventory, trade receivables and other receivables. Net cash used in investing activities amounted to $11.8 million compared to $44.2 million in 2000. The decrease in net cash used in investing activities resulted from $26.6 million lower cash used from acquisitions and $4.3 million lower cash used from capital expenditures. Net cash used in financing activities totaled ($53.9) million compared to net cash provided by financing activities of $55.0 million in 2000. Cash was used in net payments of $46.7 million on the credit facility and a decrease in customer deposits of $7.3 million. Cash used from these changes was partially offset by proceeds from long-term debt of $0.3 million that was used to finance capital expenditures for a majority owned subsidiary of the Company. The increase in net cash used of $108.9 million resulted primarily from increased payments on the senior secured credit facility due to lower working capital and cash used in acquisitions and capital expenditures.

   Net working capital, excluding senior secured credit facility and current installments of long-term debt at December 31, 2001 totaled $147.1 million versus $194.1 million at December 31, 2000, a decrease of $47.0 million, or 24.2%. This decrease resulted primarily from lower inventory of $29.3 million resulting from improved inventory management and lower other receivables of $14.0 million due to collections on natural gas contract assignment receivables. The remaining decrease relates to lower trade accounts receivable of $6.7 million, lower current deferred income taxes of $3.3 million and lower prepaid expenses and other current assets of $3.1 million at December 31, 2001. These decreases were partially offset by lower customer deposits of $7.3 million and lower accounts payable and accrued expenses of $1.6 million. Inventory and accounts payable were lower due to an inventory reduction emphasis, price deflation of nitrogen products compared to last year and delayed purchasing decisions seeking lower cost inventory positions. The decrease in other receivables resulted primarily from the collection of the receivable recorded in December of 2000 for the sale of natural gas purchase contracts of $12.2 million. Trade accounts receivable was lower due to lower sales for the period. Customer deposits were lower due to price deflation of nitrogen products and customers anticipating lower prices of products for delivery in the spring season.

Contractual Obligations and Commitments

   The following tables summarize our material contractual obligations, including both on- and off-balance sheet arrangements, and our commitments (in millions) at December 31, 2001:

                                      Total  2002 2003 2004 2005 2006 Thereafter
-                                     ------ ---- ---- ---- ---- ---- ----------
Contractual Obligations:
Operating leases..................... $ 35.4 11.4 9.3   6.3 4.0  2.4      2.0
Customer deposits....................   60.9 60.9  --    --  --   --       --
Severed employee contracts...........    1.1  0.7 0.3   0.1  --   --       --
Borrowings:
    First Mortgage Notes.............  200.0   --  --    --  --   --    200.0
    Senior secured credit facility...   89.2   --  --  89.2  --   --       --
    Industrial revenue bond..........    2.1  2.1  --    --  --   --       --
    Other notes payable..............    5.4  5.1 0.2    --  --   --      0.1
                                      ------ ---- ---  ---- ---  ---    -----
       Total obligations............. $394.1 80.2 9.8  95.6 4.0  2.4    202.1
                                      ====== ==== ===  ==== ===  ===    =====
Commitments:
Supply agreements.................... $   --   --  --    --  --   --       --
Employment contracts.................     --   --  --    --  --   --       --
Letters of credit....................     --   --  --    --  --   --       --
Purchase commitments:
    Natural gas......................    7.2  7.2
    Fertilizer.......................    2.4  2.4  --    --  --   --       --
                                      ------ ---- ---  ---- ---  ---    -----
       Total commitments............. $  9.6  9.6  --    --  --   --       --
                                      ====== ==== ===  ==== ===  ===    =====

  Contractual obligations

   Operating lease financing. The Company leases office facilities, rail cars and various types of equipment under noncancelable operating leases whose term's range from three to 30 years. The most significant portion of the operating leases relate to equipment used in the application of crop inputs to farmer's fields and equipment used by support staff at our Farmarket locations servicing customers.

   Customer deposits. The Company accepts both interest bearing and non-interest bearing customer deposits. Customer deposits are refundable upon demand either in cash or product. Interest rates paid on customer accounts vary based on economic conditions and are posted at the locations where the Company accepts customer deposits. Deposits accepted in anticipation of repayment with product are typically repaid within a year.

   Severed employee contracts. The Company has agreements to pay two former employees under separation agreements. In addition, the Company is obligated to pay one individual in connection with the acquisition of AgriBusiness in April 1999.

  Borrowings

   First Mortgage Notes. The Company issued $200,000 of 10- 1/4% First Mortgage Notes due April 2009 to partially finance the acquisition of AgriBusiness in 1999. The First Mortgage Notes bear interest at 10.25% payable semi-annually in arrears. The First Mortgage Notes are secured by 17 principal properties, related fixtures and equipment and other related assets and a pledge of equity of certain subsidiaries. RCG and certain subsidiaries also unconditionally guarantee the First Mortgage Notes. The First Mortgage Notes are not redeemable prior to April 1, 2004 except in the case of a change of control or a public offering in the first three years after the issue date. Thereafter, the First Mortgage Notes are redeemable in whole or in part, at the Company's option, at a 5.125% premium, declining ratably to par on April 1, 2007, plus accrued and unpaid interest, if any, to the date of redemption.

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

   Senior secured credit facility. The Company maintains a senior secured credit facility (credit facility) that allows it to borrow up to $245.0 million, subject to certain borrowing base limitations. The credit facility expires in April 2004 and bears interest at LIBOR plus a spread based on the Company's leverage. The credit facility is secured by (1) a lien on all accounts receivable, inventory, general intangibles and all other assets of the Company and its subsidiaries (except for the collateral securing the First Mortgage Notes, as discussed below), (2) all of the common stock of the Company, and (3) all of the common stock of the Company's subsidiaries, except for the equity interests of certain subsidiaries pledged to secure the First Mortgage Notes.

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

   Industrial revenue bond. The industrial revenue bond was issued by Decatur County, Bainbridge Georgia Industrial Development Authority Variable Rate Industrial Development Revenue Bonds Series 1985, due December 1, 2002. Interest on the industrial revenue bond is variable and based on short-term rates for tax-exempt securities. The bond is secured by a letter of credit that is renewed annually by the Company.

   Other notes payable. In connection with the AgriBusiness' purchase of Hutson Company, Inc. in 1997, the Company entered into a $5.0 million unsecured note payable, due in June 2002, bearing interest at an annual rate of 7.25%. During 2000 the interest rate accrued was renegotiated to fluctuate with prime, but not to drop below 7.25%. The note payable contains provisions that allow the holder to demand payment of up to $2.5 million at any time. Other notes payable includes eight notes incurred for the purchase of various property, plant and equipment, with no individual note exceeding $175 thousand.

  Commitments

   Supply agreement. In conjunction with the acquisition of AgriBusiness, the Company has entered into a 10-year supply agreement with IMC Kalium Ltd. (Kalium) and IMC-Agrico Company (Agrico), both of which are subsidiaries of IMC Global. Under the terms of the supply agreement, the Company is required to purchase (and Agrico and Kalium are required to supply) certain products in an amount equal to its estimated normal business requirements of the former AgriBusiness locations. The purchase prices of the products covered by the agreement are determined and approximate market prices. The agreement automatically renews for subsequent periods of five years unless otherwise canceled by either party. In addition, the agreement specifies remedies available to the parties in the event of noncompliance, which include compensatory damages in the event of a failure to purchase (or supply) the required quantities of the covered products. The amounts paid to IMC Global under this agreement were approximately $138.4 and $140.7 million during 2001 and 2000, respectively. We expect to purchase approximately the same quantities of materials under this agreement

   Employment contracts. The Company has employment contracts with certain members of management. These employment agreements are terminable by the Company with or without cause. In the event that the employment agreements are terminated without cause and provided that executives comply with the confidentiality and non-competition covenants, they will be entitled to receive all payments as defined in the respective agreements. The contracts extend through April 2004 with an automatic one-year extension thereafter unless notice of intent not to renew is given, either by the Company or by the executive. If termination without cause had occurred as of December 31, 2001, the Company would have been required to pay approximately $3.8 million to satisfy its obligations.

   Letters of credit. The Company maintains letters of credit for various purposes including the industrial revenue bond discussed above, various types of insurance coverage and other needs.

   Purchase commitments. The Company purchases natural gas fixed-price and index-priced contracts, which range from one to five years. These index-priced contracts commit the Company to quantities of natural gas (daily MMBTUs) although they are denominated under a scheduled price associated with a natural gas index. The index-priced commitments reflected above are denominated at the cost of natural gas as of December 31, 2001. This price is subject to market fluctuations in the future, resulting in fluctuating purchase commitments in the future. The Company has commitments to purchase various other fertilizer materials for resale or the manufacture of other blended or mixed fertilizers.

Critical Accounting Policies and Estimates

   The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the judgments and estimates underlying all of our accounting policies, including those related to inventories, allowance for doubtful accounts, rebate receivables, impairment of long-lived assets, deferred tax valuation allowances, restructuring reserves and contingencies and litigation. We base our estimates on historical experience and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Materially different results in the amount and timing of our actual results for any period could occur if our management made different judgments or utilized different estimates.

   The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and which require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the policies of inventory valuation, allowance for doubtful accounts, rebate receivables and impairment of long-lived assets. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

  Inventory Valuation

   We value our inventories at the lower of cost or market using the average cost method. To properly reflect our inventories at the lower of cost or market, we perform an analysis quarterly to determine whether an allowance for obsolescence or market declines is required. Our analysis considers current market selling prices for our products, historical quantities sold and quantities on hand. Historically, our allowances for obsolescence and market declines have not been significant.

   We perform a full physical count of our inventory each year on September 30. For periods before and after the physical count we estimate and accrue for inventory shrinkage. Our accrual for shrink is based on the actual historical shrink results of our most recent physical inventory, adjusted as necessary for economic and market conditions. We have not experienced significant fluctuations in historical shrink rates in our facilities.

  Allowance for Doubtful Accounts

   Our estimate of the allowance for uncollectible receivables is based on a risk-based analysis of historical write-offs, current sales levels and sales terms and the age of our receivables. Substantially all of our customers are involved in the agricultural industry, which is influenced by a variety of factors which are out of our control, including weather conditions, government policy and regulation and world economic conditions, among others. As a result, we continuously evaluate our aged receivables for collection risk. We have not experienced significant changes in the estimate of our allowance for uncollectible receivables in the past.

  Rebate Receivables

   Rebates are received from crop protection products, raw material and seed vendors, based on programs sponsored by the vendors. The programs vary based on product type and specific vendor practice. More than 90% of the rebates earned are from crop protection product vendors. The majority of the rebate programs run on a crop year basis, typically from October 1/st to September 30th, although other fiscal periods are sometimes utilized. The majority of the rebates are earned based on the sales a dealer generates of a vendor's product in a given crop year. The rebate accrual booked monthly is based on actual sales and the historical rebate percentage received in the prior year. The actual rebates earned for most programs are finalized in our fourth quarter and adjustments are made to the accrual as necessary. These adjustments have historically resulted in additional rebate income in the fourth quarter. Because the nature of the programs and the amount of rebates available are determined by our vendors, there can be no assurance that this trend will continue. /

  Impairment of long-lived assets

   We assess the impairment of long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based upon an estimate of future undiscounted cash flows. Our evaluation is performed by location. Factors we consider that could trigger an impairment review include the following:

  . Significant under-performance relative to expected historical or projected future operating results

  . Significant changes in the manner of our use of the acquired assets or the strategy for our overall business

  .   Significant negative industry or economic trends

   When we determine that the carrying value of a long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on the difference between an asset's carrying value and an estimate of fair value, which may be determined based upon quotes or a projected discounted cash flow.

Recently Issued Accounting Standards

  Statements of Financial Accounting Standards No. 141 and 142

   Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142, "Goodwill and Other Intangible Assets", establishes accounting standards for intangible assets and goodwill and is effective January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather tested for impairment at least annually. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Application of the non-amortization provisions of SFAS No. 142 is expected to result in a reduction in amortization expense of approximately $1.3 million per year. The Company is performing a transitional goodwill evaluation to determine whether there is an indication that goodwill is impaired as of January 1, 2002. This evaluation will be completed by June 30, 2002 in accordance with SFAS No. 142. The impairment, if any, will be quantified and recorded prior to December 31, 2002 as cumulative effect of a change in accounting principle. However, the amounts used in the transitional goodwill test will be measured as of January 1, 2002 and any previously filed 2002 quarters will be restated for this change when finalized. Management is unable to determine whether the impact of implementing the transitional elements of SFAS No. 142 will have a material effect on the Company's financial condition or results of operations.

  Statement of Financial Accounting Standards No. 143

   In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe the implementation of this standard will have a material effect on the Company's financial condition or results of operations.

  Statement of Financial Accounting Standards No. 144

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. The Company was required to adopt SFAS No. 144 on January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Management does not believe the implementation of this standard will have a material effect on the Company's financial condition or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

   Our market risks relating to our operations result primarily from changes in interest rates. The interest rates that we pay for borrowings under our credit facility are based on the LIBOR rate of interest charged by the agent bank under our credit facility. Our operating results will be impacted by changes in interest rates. We estimate that based on an estimated annual average balance on our credit facility that each 1% change in market interest rate will impact before tax earnings by approximately $1.5 million. Our First Mortgage Notes bear interest at a fixed rate of 10.25%. Some of our customer deposits also bear interest at a fixed rate, which is established on an annual basis at the beginning of each farming season based on prevailing market rates for similar programs in each of the regions in which we operate.

   The Company is also exposed to market risk due to market fluctuations in natural gas prices. Natural gas is a raw material used in the production of various nitrogen-based products that the Company either manufactures at its East Dubuque plant or purchases from vendors. Market prices of nitrogen-based products are affected by changes in natural gas prices as well as supply and demand and other factors. As a normal course of business nitrogen-based products are purchased during the winter and early spring to supply its needs during the high sales volume spring season. Nitrogen-based inventory remaining at the end of the spring season will be subject to market risk due to changes in natural gas prices. Currently, the Company enters into indexed price commitments to purchase natural gas for use in its East Dubuque facility and as such is exposed to significant market risk in supplying natural gas for production purposes. The Company has experienced no difficulties in securing needed supplies of natural gas, however, natural gas is purchased at market prices and such purchases are subject to price volatility.

   The Company also engages in certain commodity hedging activities with respect to its grain and seed purchases. We believe that these contracts approximate market rates. We do not hold or issue derivative financial instruments for trading purposes.

Item 8.  Financial Statements and Supplementary Data.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              Page
                                                              ----
              Independent Auditors' Report...................  25
              Consolidated Balance Sheets....................  26
              Consolidated Statements of Operations..........  27
              Consolidated Statements of Stockholder's Equity  28
              Consolidated Statements of Cash Flows..........  29
              Notes to Consolidated Financial Statements.....  31

                         Independent Auditors' Report

The Board of Directors and Stockholder
Royster-Clark, Inc.:

   We have audited the accompanying consolidated balance sheets of Royster-Clark, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholder's equity and cash flows for the years ended December 31, 2001 and 2000 and for the nine months ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Royster-Clark, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 and for the nine months ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/  KPMG LLP

Norfolk, Virginia
March 4, 2002

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          December 31, 2001 and 2000
                            (Dollars in thousands)

                                                                                      2001      2000
                                                                                    ---------  -------
                                  Assets (Note 9)
Current assets:
   Cash............................................................................ $     997      413
   Trade accounts receivable, net of allowance for doubtful accounts of $5,350 and
     $5,891 at December 31, 2001 and 2000, respectively............................    73,754   80,425
   Other receivables (note 15).....................................................    24,381   38,372
   Inventories (note 5)............................................................   211,218  240,530
   Prepaid expenses and other current assets.......................................     2,246    5,349
   Deferred income taxes (note 8)..................................................     6,000    9,329
                                                                                    ---------  -------
       Total current assets........................................................   318,596  374,418
Property, plant and equipment, net (notes 6 and 10)................................   203,445  216,698
Goodwill, net of accumulated amortization of $3,395 and $2,049 at December 31, 2001
  and 2000, respectively (note 4)..................................................    16,540   18,383
Deferred income taxes (note 8).....................................................     4,795       --
Deferred financing costs, net of accumulated amortization of $5,430 and $3,409 at
  December 31, 2001 and 2000, respectively.........................................    10,512   12,533
Other assets, net..................................................................     1,997    1,324
                                                                                    ---------  -------
                                                                                    $555,885   623,356
                                                                                    =========  =======
                       Liabilities and Stockholder's Equity
Current liabilities:
   Current installments of long-term debt (note 11)................................ $   7,181    2,617
   Customer deposits (note 7)......................................................    60,900   68,179
   Accounts payable................................................................    86,282   87,637
   Accrued expenses (note 4).......................................................    24,314   24,549
                                                                                    ---------  -------
       Total current liabilities...................................................   178,677  182,982
Senior secured credit facility (note 9)............................................    89,244  135,956
10 1/4% First Mortgage Notes due 2009 (note 10)....................................   200,000  200,000
Long-term debt, excluding current installments (note 11)...........................       363    4,796
Other long-term liabilities (note 14)..............................................     6,018    5,608
Deferred income taxes (note 8).....................................................        --    3,552
                                                                                    ---------  -------
       Total liabilities...........................................................   474,302  532,894
                                                                                    ---------  -------
Stockholder's equity (notes 4 and 9):
   Common stock, no par value; authorized 350,000 shares; 1 share issued and
     outstanding at December 31, 2001 and 2000.....................................        --       --
   Additional paid-in capital......................................................    88,599   88,599
   Retained earnings (accumulated deficit).........................................    (7,016)   1,863
                                                                                    ---------  -------
       Total stockholder's equity..................................................    81,583   90,462
Commitments, contingencies and subsequent event (notes 3, 4, 11, 12, 14 and 15)....
                                                                                    ---------  -------
                                                                                    $ 555,885  623,356
                                                                                    =========  =======

         See accompanying notes to consolidated financial statements.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2001 and 2000 and Nine Months ended December 31, 1999
                            (Dollars in thousands)

                                                              Years ended        Nine months
                                                       ------------------------     ended
                                                       December 31, December 31, December 31,
                                                           2001         2000         1999
                                                       ------------ ------------ ------------
                                                                                   (note 1)
Net sales.............................................   $953,790     913,852      715,486
Cost of sales.........................................    755,910     728,456      570,939
                                                         --------     -------      -------
       Gross profit...................................    197,880     185,396      144,547
Selling, general and administrative expenses..........    173,168     163,228      109,889
Expenses related to Agro acquisition (note 19)........      4,163          --           --
Loss on disposal of property, plant and equipment, net        912         616          326
                                                         --------     -------      -------
       Operating income...............................     19,637      21,552       34,332
Interest expense......................................    (34,895)    (38,001)     (23,150)
Gain on insurance settlement..........................      1,856          --           --
Gain on sale of natural gas contracts (note 15).......         --       9,648           --
                                                         --------     -------      -------
       Income (loss) before income taxes..............    (13,402)     (6,801)      11,182
Income tax expense (benefit) (note 8).................     (4,523)     (2,041)       4,559
                                                         --------     -------      -------
       Net income (loss)..............................   $ (8,879)     (4,760)       6,623
                                                         ========     =======      =======


         See accompanying notes to consolidated financial statements.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

Years ended December 31, 2001 and 2000 and Nine Months ended December 31, 1999
                            (Dollars in thousands)

                                                                 Common Stock
                                                                 -------------
                                                                    Issued     Additional Retained      Total
                                                                 -------------  paid-in   earnings  stockholder's
                                                                 Shares Amount  capital   (deficit)    equity
                                                                 ------ ------ ---------- --------- -------------
Cash capital contributed by Royster-Clark Group.................    1    $--     59,043        --      59,043
Capital contribution of Royster-Clark Group securities issued to predecessor stockholders in the acquisitions of the Company by
  Royster-Clark Group...........................................   --     --     19,556        --      19,556
Capital contribution of junior subordinated notes from Royster-
  Clark Group used as consideration in the AgriBusiness
  transaction...................................................   --     --     10,000        --      10,000
Net income for the nine months ended December 31, 1999..........   --     --         --     6,623       6,623
                                                                   --    ---     ------    ------      ------
Balance at December 31, 1999....................................    1     --     88,599     6,623      95,222
Net loss for the year ended December 31, 2000...................   --     --         --    (4,760)     (4,760)
                                                                   --    ---     ------    ------      ------
Balance at December 31, 2000....................................    1     --     88,599     1,863      90,462
Net loss for the year ended December 31, 2000...................   --     --         --    (8,879)     (8,879)
                                                                   --    ---     ------    ------      ------
Balance at December 31, 2001....................................    1    $--     88,599    (7,016)     81,583
                                                                   ==    ===     ======    ======      ======


         See accompanying notes to consolidated financial statements.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

 Year ended December 31, 2001 and 2000 and Nine Months ended December 31, 1999
                            (Dollars in thousands)

                                                                                     Years ended        Nine months
                                                                              ------------------------     ended
                                                                              December 31, December 31, December 31,
                                                                                  2001         2000         1999
                                                                              ------------ ------------ ------------
                                                                                                          (note 1)
Cash flows from operating activities:
   Net income (loss).........................................................  $  (8,879)      (4,760)       6,623
                                                                               ---------     --------     --------
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
       Provision for doubtful accounts.......................................      2,980        2,800        1,703
       Depreciation and amortization.........................................     27,356       25,725       15,819
       Loss on disposal of property, plant and equipment.....................        912          616          326
       Gain on sale of natural gas contracts.................................         --       (9,648)          --
       Deferred income tax expense...........................................     (5,018)      (2,341)       4,559
       Changes in operating assets and liabilities increasing
         (decreasing) cash:
          Trade account receivable...........................................      3,691       16,427       18,085
          Other receivables..................................................     14,591      (11,084)     (15,079)
          Inventories........................................................     29,312      (67,785)     142,948
          Prepaid expenses and other current assets..........................      3,103          380       (1,108)
          Other assets.......................................................     (1,151)        (779)         462
          Accounts payable...................................................     (1,355)      34,628      (74,257)
          Accrued expenses...................................................        262         (156)      (3,657)
          Other long-term liabilities........................................        410          889          666
                                                                               ---------     --------     --------
              Total adjustments..............................................     75,093      (10,328)      90,467
                                                                               ---------     --------     --------
              Net cash provided by (used in) operating activities............     66,214      (15,088)      97,090
                                                                               ---------     --------     --------
Cash flows from investing activities:
   Proceeds from sale of property, plant and equipment.......................      2,042          509          970
   Purchases of property, plant and equipment................................    (13,812)     (18,082)     (19,752)
   Acquisitions, net of cash acquired of $20 and $40 in 2000 and
     1999, respectively......................................................         --      (26,600)    (259,676)
                                                                               ---------     --------     --------
              Net cash used in investing activities..........................    (11,770)     (44,173)    (278,458)
                                                                               ---------     --------     --------
Cash flows from financing activities:
   Proceeds from senior secured credit facility..............................    349,264      410,166      340,788
   Payments on senior secured credit facility................................   (395,976)    (366,756)    (247,825)
   Proceeds from issuance of First Mortgage Notes............................         --           --      200,000
   Capital contribution by RCG...............................................         --           --       23,088
   Long-term debt refinanced.................................................         --           --      (67,750)
   Principal payments on long-term debt......................................       (125)      (4,218)        (154)
   Proceeds from long-term debt..............................................        256           --           --
   Net increase (decrease) in customer deposits..............................     (7,279)      15,812      (46,474)
   Payment of deferred financing costs.......................................         --           --      (15,677)
                                                                               ---------     --------     --------
            Net cash provided by (used in) financing activities..............    (53,860)      55,004      185,996
                                                                               ---------     --------     --------
Net increase (decrease) in cash..............................................        584       (4,257)       4,628
Cash at beginning of period..................................................        413        4,670           42
                                                                               ---------     --------     --------
Cash at end of period........................................................  $     997          413        4,670
                                                                               =========     ========     ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest..................................  $  35,027       38,332       17,762
                                                                               =========     ========     ========
   Cash paid during the period for income taxes..............................  $     429        1,432        4,491
                                                                               =========     ========     ========

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

Years ended December 31, 2001 and 2000 and Nine Months ended December 31, 1999

Supplemental disclosure of noncash investing and financing activities:

  . As discussed in note 4 to the consolidated financial statements, the Company increased (decreased) its estimates by $(497), $(395) and $1,411 in 2001, 2000 and 1999, respectively, for costs to exit certain facilities, severance and termination obligations and relocation costs. These costs reduced recorded goodwill.

  . During the current year, the Company recorded a gain of $600 on certain surplus land claimed by a city government by eminent domain.

  . As discussed in note 4 to the consolidated financial statements, in 2000 the Company completed several acquisitions. In conjunction with these transactions, the Company assumed liabilities of $14,357, including $4,092 in debt assumed in the Alliance transaction, of which, $3,957 was repaid immediately after closing.

  . As discussed in note 4 to the consolidated financial statements, the Company finalized the purchase accounting related to the acquisition of IMC in 2000 resulting in an increase in property, plant and equipment and a decrease in deferred income taxes of $13,657.

  . As discussed in note 4 in the consolidated financial statements, in 1999 the Company completed an acquisition of the business unit of IMC Global known as IMC AgriBusiness, Inc. (IMC). In conjunction with this transaction, the Company assumed liabilities of $183,000 and $10,000 of the purchase price was financed by an equity contribution from Royster-Clark Group. Also in conjunction with the acquisition of Royster-Clark, Inc. by Royster-Clark Group, $152,746 of liabilities were assumed.


         See accompanying notes to consolidated financial statements.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 2001, 2000 and 1999
               (Dollars in thousands, except per share amounts)


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

    As discussed further in notes 3 and 4, effective April 1, 1999, Royster-Clark Group, Inc. (herein referred to as RCG), a newly formed holding company capitalized with approximately $59,000 in cash, acquired all of the then outstanding stock of Royster-Clark. As a result, the accompanying audited consolidated financial statements of Royster-Clark, Inc. and subsidiaries as of December 31, 2001 and 2000, for the years ended December 31, 2001 and 2000, and the nine months ended December 31, 1999 reflect the acquisition by RCG as of April 1, 1999.

    These financial statements also reflect the Company's acquisitions of IMC AgriBusiness, Inc. and subsidiaries (now a wholly owned subsidiary known as Royster-Clark AgriBusiness, Inc.), Hutson's AG Service, Inc. (a wholly owned subsidiary until September 29, 1999, known as Royster-Clark Hutson, Inc. that was merged into Royster-Clark AgriBusiness, Inc. on September 29,
    1999) and IMC Nitrogen Company (now a wholly owned subsidiary known as Royster-Clark Nitrogen, Inc.) (these three entities are collectively referred to as AgriBusiness) from IMC Global, Inc., which was consummated on April 22, 1999 with an effective date of April 1, 1999.

(2) Summary of Significant Accounting Policies

    (a) Principles of Consolidation

        The consolidated financial statements include the accounts of Royster-Clark, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

    (b) Cash

        The Company transmits, on a daily basis, substantially all available cash to pay balances related to the Senior Secured Credit Facility (note 9). Cash on the consolidated balance sheets represents funds which are deposited in Company accounts that are not associated with the administration of the Senior Secured Credit Facility. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

    (c) Concentration of Credit Risk

        The Company sells its products and services to farmers and retail dealers primarily in the midwestern and southeastern United States. Approximately 72% of the Company's sales are made between March and July. No single customer or group of affiliated customers accounted for more than 10% of the Company's net sales.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
               (Dollars in thousands, except per share amounts)


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

    (d) Other Receivables

        Other receivables primarily consist of vendor rebates and for 2000, amounts receivable from the sale of natural gas contracts (note 15). Vendor rebates represent amounts due from suppliers on crop protection, seed and fertilizer products and are accrued when earned, which is typically at the time of sale of the related product. Other receivables also include amounts due from officers or employees of $64 and $147 at December 31, 2001 and 2000, respectively.

    (e) Inventories

        Inventories are stated at the lower of cost or market, with cost being determined by the weighted-average cost method. Costs directly associated with warehousing and distribution are capitalized into crop protection and seed inventories. Total warehousing and distribution costs capitalized into inventories amounted to $2,497 and $2,346 at December 31, 2001 and 2000, respectively.

    (f) Derivative Instruments and Hedging Activities

        Effective January 1, 2001, the Company adopted provisions of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133. The implementation of SFAS No. 133 did not have a material impact on the consolidated financial statements.

        The Company enters into certain futures contracts related to its grain and seed purchases in order to minimize the effects of price volatility on the Company's results of operations. In accordance with SFAS No. 133, these contracts are recognized on the balance sheet at their fair value. Changes in the fair values of these contracts are reported in current period earnings.

    (g) Property, Plant and Equipment

        Property, plant and equipment are stated at cost. All assets are depreciated using the straight-line method using the following estimated useful lives:

              Buildings and land improvements......... 7-20 years
              Machinery and equipment................. 7-10 years
              Furniture, fixtures and office equipment 3-10 years

    (h) Goodwill

        Goodwill, which represents the excess purchase price over the estimated fair value at the date of acquisition of the net assets acquired, is being amortized using the straight-line method over a period

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
               (Dollars in thousands, except per share amounts)

        of 15 years. The Company periodically assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. Impairment is determined by comparing anticipated undiscounted future cash flows to the carrying value of the related goodwill. If such assets are considered impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value of the goodwill. In accordance with SFAS No. 142, the Company ceased amortization of goodwill effective January 1, 2002. The Company will complete their initial evaluation of impairment in 2002.

    (i) Deferred Financing Costs

        Deferred financing costs are being amortized using the effective interest method over the term of the related debt facility.

    (j) Other Assets

        Other assets are primarily comprised of long-term prepaid expenses related to non-compete agreements, long-term notes receivable and various security deposits. The non-compete agreements are being amortized on a straight-line basis over their contract terms, which range from three to five years. Accumulated amortization is $553 and $75 at December 31, 2001 and 2000, respectively.

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

    (l) Stock-Based Employee Compensation

        SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and provide the pro forma disclosure provisions of SFAS No. 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

    (m) Impairment of Long-Lived Assets

        The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
               (Dollars in thousands, except per share amounts)


    (n) Accrued Environmental Costs

        The Company's activities include the manufacture, blending and sale of crop nutrient products and the resale of crop protection products. These operations are subject to extensive federal, state and local environmental regulations, including laws related to air and water quality, management of hazardous and solid wastes, and management and handling of raw materials and crop protection products. Expenditures that relate to an existing condition caused by past operations of the Company or prior owners, and which do not contribute to current or future revenue generation, are charged to operations.

        The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environment remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

    (o) Revenue Recognition

        The Company recognizes revenue on sales when products are shipped and the customer takes ownership and assumes risk of loss. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and trade allowances.

    (p) Use of Estimates

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

    (q) Reclassifications

        Certain reclassifications have been made to the consolidated financial statements as of and for the year ended December 31, 2000 and for the nine months ended December 31, 1999 in order to conform to the financial statement presentation as of and for the year ended December 31, 2001.

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

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
               (Dollars in thousands, except per share amounts)

    principal and interest payments on RCG's junior subordinated notes. The following paragraphs summarize the terms of RCG's outstanding securities.

    RCG has issued $20,000 of junior subordinated notes, $10,000 of which were issued to IMC Global, Inc. (herein referred to as IMC Global) in conjunction with the acquisition of AgriBusiness. The notes bear interest at an annual rate of 12%. Through maturity, RCG may elect to pay interest due in the form of additional junior subordinated notes. The notes, including additional notes issued in lieu of interest, are due April 2010. Of these notes, $10,000, which represents the notes issued to IMC Global, are exchangeable after three years for unregistered notes with rights similar to those of the Royster-Clark 10-1/4% First Mortgage Notes due 2009 (herein referred to as the First Mortgage Notes), subject to compliance with the terms of the debt obligations of Royster-Clark. The terms of the indenture and the other debt obligations currently prohibit such exchange and are expected to prohibit this exchange for the foreseeable future.

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

    RCG has issued a total of 908,426 shares of Class A $.01 par common stock and 1,231,600 of Class B no par common stock, of which 368,426 of the Class A common stock was issued to former stockholders of Royster-Clark in conjunction with the acquisition of Royster-Clark. The common stock was issued in two series, Class A and Class B, with 2,200,000 and 2,000,000 shares authorized, respectively. The rights and privileges are identical between the two classes except with regards to voting rights. The holders of Class A common stock have the general right to vote for all purposes while the holders of Class B common stock have no voting rights. Each record holder of Class A common stock will be entitled to convert any or all of such holder's Class A common stock into the same number of shares of Class B common stock and vice versa. So long as any shares of any class of common stock are outstanding, RCG will at all times reserve and keep available out of its authorized but unissued shares of Class A common stock and Class B

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
               (Dollars in thousands, except per share amounts)

    common stock (or any shares of Class A common stock or Class B common stock which are held as treasury shares), the number of shares sufficient for issuance upon conversion.

(4) Acquisitions

    The paragraphs on the following pages describe acquisitions made during 2000 and the acquisitions of Royster-Clark by RCG and AgriBusiness by Royster-Clark, both transactions having an effective date of April 1, 1999.

    (a) 2000 Acquisitions

        During the first and third quarters of 2000, the Company completed a series of small acquisitions consisting of several retail farm supply centers, a seed processing facility, two grain terminals and a fertilizer terminal for $26,620 in cash, including $635 in direct costs of the acquisition. Debt of $4,092 was assumed in the transactions, of which $3,957 was repaid immediately after closing. Descriptions of the various transactions are presented below.

        American Crop Services

        On March 7, 2000, the Company acquired substantially all of the property, plant and equipment and inventories of the American Crop Services (herein referred to as ACS) through a plan submitted to a bankruptcy court. The purchase price paid was $16,399. ACS owned and operated fertilizer retail farm supply outlets as well as distribution and storage facilities and a seed conditioning facility located primarily in Kentucky and Tennessee. The acquisition was accounted for by the purchase method of accounting and the accompanying consolidated financial statements include the operating results of ACS from the date of acquisition. Because the fair values of the assets purchased and the liabilities assumed exceeded the purchase price, the fair value of the property and equipment was reduced. Assets purchased included inventory, certain prepaid expenses and property, plant and equipment.

        Alliance

        On March 17, 2000, the Company acquired shares of stock from Alliance Agronomics, Inc., which owned and operated retail outlets in southern Virginia and northern North Carolina. The acquisition price paid was $4,334. The Company purchased, in a separate, but related transaction, the equity interest in Petersburg Agri-Terminal Associates, a general partnership for $3,609. These two entities are collectively referred to as Alliance. These acquisitions were accounted for by the purchase method of accounting, and the accompanying consolidated financial statements include the operating results of Alliance from the date of acquisition. As a result, the assets and liabilities were adjusted to their fair values, with the excess purchase price over the fair value assigned to goodwill. Assets purchased included cash, receivables, inventory and property, plant and equipment.

        Crop Builders, Inc., Armstrong Ag Center, Inc. and Maple Hill Ag, Inc.

        The Company purchased substantially all the assets of Crop Builders, Inc. and Armstrong Ag Center, Inc. in February 2000, and Maple Hill Ag, Inc. in August 2000, consisting of several retail fertilizer outlets in northern Iowa and southern Minnesota for $2,278. The acquisitions were accounted for by the purchase method of accounting, and the accompanying consolidated financial statements include the operating results from the acquisition dates. Assets purchased included receivables, inventory and property, plant and equipment. Because the fair values of the assets purchased and liabilities assumed exceeded the purchase price, the fair value of property and equipment was reduced.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
               (Dollars in thousands, except per share amounts)


    The following summarizes the final allocation of the purchase price for all of the 2000 acquisitions described above.

                 Assets purchased:
                    Cash.............................. $    22
                    Receivables, net..................   2,826
                    Inventories.......................  14,750
                    Prepaid expenses and other assets.     244
                    Deferred income taxes.............     225
                    Property, plant and equipment.....  18,413
                    Goodwill..........................   4,497
                                                       -------
                        Total assets purchased........  40,977
                                                       -------
                 Liabilities assumed:
                    Accounts payable..................   5,316
                    Customer deposits.................   2,487
                    Accrued expenses..................     289
                    Long-term debt....................   4,092
                    Deferred income taxes.............   1,728
                    Other liabilities.................     445
                                                       -------
                        Total liabilities assumed.....  14,357
                                                       -------
                        Purchase price paid........... $26,620
                                                       =======

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

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
               (Dollars in thousands, except per share amounts)


   The following summarizes the final allocation of the purchase price:

                 Assets purchased:
                    Cash.............................. $     42
                    Receivables, net..................   40,011
                    Inventories.......................   91,831
                    Prepaid expenses..................    3,987
                    Deferred income taxes.............      440
                    Property, plant and equipment.....   56,241
                    Goodwill..........................   15,107
                    Other assets......................      598
                                                       --------
                        Total assets purchased........  208,257
                                                       --------
                 Liabilities assumed:
                    Customer deposits.................   23,326
                    Accounts payable..................   44,486
                    Accrued expenses..................    5,222
                    Long-term debt....................   67,926
                    Deferred income taxes.............   11,492
                    Other liabilities.................      294
                                                       --------
                        Total liabilities assumed.....  152,746
                                                       --------
                        Purchase price paid........... $ 55,511
                                                       ========

        Subsequent to the acquisition, RCG contributed $23,088 in cash to Royster-Clark which, along with borrowings under the newly established senior secured credit facility described in note 9, was used to refinance $67,750 of the long-term debt assumed above.

    (c) Acquisition of AgriBusiness

        Royster-Clark acquired AgriBusiness through the acquisition of all of the outstanding common stock of its component entities for $269,716 in cash, including $4,825 in direct costs of the acquisition. The acquisition was financed with proceeds from the senior secured credit facility (note 9), the issuance of $200,000 in First Mortgage Notes (note 10) and $10,000 contributed to the Company by RCG from proceeds on RCG Junior Subordinated Notes issued to IMC Global.

        The acquisition has been accounted for as a purchase, and as a result, all of the assets and liabilities have been adjusted to their fair values. Because the fair values of the assets purchased and the liabilities assumed exceeded the purchase price, the fair value of the property, plant and equipment was reduced. A summary of the final allocation of the purchase price is on the following page.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
               (Dollars in thousands, except per share amounts)



                 Assets purchased:
                    Cash.............................. $     40
                    Receivables, net..................   79,164
                    Inventories.......................  209,784
                    Prepaid expenses..................      762
                    Property, plant and equipment.....  142,283
                    Deferred taxes....................   18,934
                    Other assets......................    2,349
                                                       --------
                        Total assets purchased........  453,316
                                                       --------
                 Liabilities assumed:
                    Accounts payable..................   77,464
                    Customer deposits.................   73,028
                    Accrued expenses..................   22,318
                    Long-term debt....................    7,100
                    Other liabilities.................    3,690
                                                       --------
                        Total liabilities assumed.....  183,600
                                                       --------
                        Purchase price paid........... $269,716
                                                       ========

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

        The table on the following page shows the merger-related accruals and the remaining liability as of December 31, 2001.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
               (Dollars in thousands, except per share amounts)


                                                        Severance and
                                             Costs to    termination                 Total
                                           exit certain  of related   Relocation merger-related
                                            facilities    accruals      costs        costs
                                           ------------ ------------- ---------- --------------
Balance as of April 1, 1999...............    $1,197        7,167       1,097         9,461
Costs incurred through December 31, 1999..      (491)      (4,427)       (840)       (5,758)
Revisions to estimates....................       177        1,391        (157)        1,411
                                              ------       ------       -----        ------
Balance as of December 31, 1999...........       883        4,131         100         5,114
Costs incurred for the year ended December
  31, 2000................................       (94)      (2,511)       (314)       (2,919)
Revisions to estimates....................      (157)        (555)        317          (395)
                                              ------       ------       -----        ------
Balance as of December 31, 2000...........       632        1,065         103         1,800
Costs incurred for the year ended December
  31, 2001................................      (183)        (840)        (26)       (1,049)
Revisions to estimates....................      (289)        (131)        (77)         (497)
                                              ------       ------       -----        ------
Balance as of December 31, 2001...........    $  160           94          --           254
                                              ======       ======       =====        ======

        The costs to exit certain facilities represent the costs to close an office building, which was redundant with an existing facility, and 10 retail locations that were evaluated to be unprofitable. All facilities identified were closed as of September 30, 1999. The change in estimate resulted from the review of expected closing costs to be incurred in relation to the disposition of the remaining facilities. Remaining costs to exit certain facilities include estimated rent, utilities, maintenance, taxes and other costs to maintain the facilities until their disposal date.

        A total of 188 employees were identified for termination, as the positions were redundant with existing personnel. The positions eliminated included positions in sales, administration and production. As of December 31, 2001, 185 had been terminated. The remaining employees have left employment with the Company during 2000 or have assumed new positions with the Company. The revision to estimates reflects adjustments to amounts required to be paid for remaining severance obligations. Remaining severance obligations at December 31, 2001 are being paid out over a period of six months. The termination of employees and closure of facilities has not had a material impact on other areas of operations.

        The relocation costs paid represent payments to 22 individuals for expenses incurred while relocating. These expenses included moving, house hunting and travel related costs. The revision to estimates reflects the adjustment to final costs of relocation expenses related to the relocated individuals.

        Amounts related to revisions to estimates for costs to exit certain facilities, severance and termination obligations and relocations costs reduced recorded goodwill.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
               (Dollars in thousands, except per share amounts)


    (e) Pro Forma Results of Operations

        The following unaudited pro forma summary presents the consolidated income statement information as if the aforementioned transactions had been consummated on January 1, 1999, and do not purport to be indicative of what would have occurred had the acquisitions been made at that date or of the results which may occur in the future.

                                  Years ended December 31,
                                  -----------------------
                                     2000         1999
                                   --------     ---------
                        Net sales $925,502     1,019,949
                                   ========     =========
                        Net loss. $ (6,126)       (8,753)
                                   ========     =========

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

        Pro forma adjustments to cost of sales and selling, general and administrative expenses representing the elimination of certain historical costs and expenses. These adjustments, summarized in the table below, for the year ended December 31, 1999, include elimination of payroll costs and benefits associated with the elimination of 89 positions identified as of April 1, 1999, and the elimination of incremental employee benefit and insurance costs as compared to the cost of coverage after integration into Royster-Clark's programs, including the elimination of the administrative allocation from IMC Global and the rollback to 1997 benefit levels as provided in the purchase agreement. The effect has been allocated between cost of sales and selling, general and administrative expenses. Management does not expect the closure of the production plant and termination of employees to have a material impact on any other aspect of the pro forma results of operations.

        Summary pro forma adjustments to cost of sales and selling, general and administrative expenses are as follows:

     December 31, 1999:
     Cost of sales:
     Elimination of incremental employee benefit and insurance costs $  170
                                                                     ======
     Selling, general and administrative expenses:
     Elimination of costs associated with 89 eliminated positions... $1,200
     Elimination of incremental employee benefit and insurance costs    339
                                                                     ------
                                                                     $1,539
                                                                     ======

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
               (Dollars in thousands, except per share amounts)


        In addition, in connection with the acquisition of Agribusiness, management identified six AgriBusiness locations for closure. Pro forma adjustments to sales, cost of sales and other expenses are also required to eliminate the operating results for these locations for 1999. These adjustments can be summarized as follows:

              Net sales.................................. $7,544
                                                          ======
              Cost of sales.............................. $6,399
                                                          ======
              Selling, general and administrative expense $1,579
                                                          ======
              Loss before income taxes................... $ (434)
                                                          ======

        The impact on income tax expense, which represents the tax effect of the pro forma adjustments described above, calculated to yield an estimated composite tax rate of 39%.

(5) Inventories

    Inventories at December 31, 2001 and 2000 consist of the following:

                                              2001    2000
                                            -------- -------
                   Crop protection products $ 93,428  99,580
                   Fertilizers.............   25,824  30,378
                   Raw materials...........   62,624  86,009
                   Seeds...................   12,752  10,095
                   Sundries and other......   16,590  14,468
                                            -------- -------
                                            $211,218 240,530
                                            ======== =======

(6) Property, Plant and Equipment

    Property, plant and equipment at December 31, 2001 and 2000 consist of the following:

                                                 2001    2000
                                               -------- -------
                 Land......................... $ 14,436  14,661
                 Buildings....................   65,369  62,880
                 Machinery and equipment......  176,831 169,043
                 Construction-in-progress.....    2,834   3,429
                                               -------- -------
                                                259,470 250,013
                 Less accumulated depreciation   56,025  33,315
                                               -------- -------
                                               $203,445 216,698
                                               ======== =======

    Included in land and buildings above are assets held for sale, which are carried at their estimated net realizable value, less estimated costs to sell. The carrying value of these assets was $2,416 and $1,542 at December 31, 2001 and 2000, respectively.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
               (Dollars in thousands, except per share amounts)


(7) Customer Deposits

    The Company accepts both interest bearing and non-interest bearing customer deposits. Customer deposits are refundable upon demand either in cash or product. Interest rates paid on customer accounts vary based on economic conditions and are posted at the locations where the Company accepts customer deposits. The interest rate accruing on customer deposits was 8.0% to 9.5% during the year ended December 31, 2001, 8.5% to 9.5% during the year ended December 31, 2000 and approximately 8.5% for the nine months ended December 31, 1999. Interest expense on customer deposits totaled $1,417, $1,399 and $1,073 for the years ended December 31, 2001 and 2000 and the nine months ended December 31, 1999, respectively.

    Certain customer deposits are from officers or employees of the Company. At December 31, 2001 and 2000, these deposits from related parties totaled $897 and $830, respectively.

(8) Income Taxes

    Components of income tax expense (benefit) for years ended December 31, 2001 and 2000 and the nine months ended December 31, 1999 consist of the following:

                                              Current Deferred Total
                                              ------- -------- ------
         Year ended December 31, 2001:
          Federal............................  $295    (4,126) (3,831)
          State..............................   200      (892)   (692)
                                               ----    ------  ------
                                               $495    (5,018) (4,523)
                                               ====    ======  ======
         Year ended December 31, 2000:
          Federal............................  $ --    (1,869) (1,869)
          State..............................   300      (472)   (172)
                                               ----    ------  ------
                                               $300    (2,341) (2,041)
                                               ====    ======  ======
         Nine months ended December 31, 1999:
          Federal............................  $ --     3,831   3,831
          State..............................    --       728     728
                                               ----    ------  ------
                                               $ --     4,559   4,559
                                               ====    ======  ======

    The effective income tax rate for 2001, 2000 and 1999 of 33.7%, 30.0% and 40.8%, respectively, differs from the "expected" federal statutory income tax rate of 34% due to the following:

                                                                                      Nine months
                                                             Year ended   Year ended     ended
                                                            December 31, December 31, December 31,
                                                                2001         2000         1999
                                                            ------------ ------------ ------------
Expected income tax expense (benefit)......................   $(4,557)      (2,312)      3,767
Nondeductible expenses, including goodwill amortization and
  meals and entertainment..................................       643          573         291
State taxes, net of federal benefit (expense)..............      (457)        (114)        481
Other......................................................      (152)        (188)         20
                                                              -------       ------       -----
                                                              $(4,523)      (2,041)      4,559
                                                              =======       ======       =====

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
               (Dollars in thousands, except per share amounts)


    The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the deferred tax assets and liability at December 31, 2001 and 2000, relate to the following:

                                                                                  2001     2000
                                                                                --------  -------
Deferred tax assets:
   Trade accounts receivable, due to allowance for doubtful accounts and
     discounts................................................................. $  2,033    2,284
   Accrued expenses, due to accrued vacation and certain other accruals for
     financial statement purposes..............................................    5,615    4,413
   Operating loss and other tax credit carryforwards...........................   25,002   14,129
   Inventories, due to costs capitalized for tax purposes and obsolescence and
     shrink reserves reflected for financial statement purposes................      839    1,186
                                                                                --------  -------
       Total gross deferred tax assets.........................................   33,489   22,012
Deferred tax liability:
   Property, plant and equipment due to differences in depreciation and basis differences resulting from purchase accounting............................  (22,694) (16,235)
                                                                                --------  -------
       Net deferred tax asset.................................................. $ 10,795    5,777
                                                                                ========  =======

    The Company generated net operating loss carryforwards of $24,011 during 2001 which will expire in 2021; $33,957 during 2000 which will expire in 2020; and $3,160 during 1999 which will expire in 2019.

    Net deferred taxes are included in the consolidated balance sheets in the following captions:

                                                      2001    2000
                                                     ------- ------
            Deferred income tax asset--current...... $ 6,000  9,329
            Deferred income tax asset--long-term....   4,795     --
            Deferred income tax liability--long-term      -- (3,552)
                                                     ------- ------
                                                     $10,795  5,777
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

(9) Senior Secured Credit Facility

    The Company maintains a senior secured credit facility (credit facility) that allows borrowings up to $245,000, subject to certain borrowing base limitations. The credit facility expires in April 2004 and bears interest at LIBOR plus a spread based on the Company's leverage (weighted average rate of 5.40% at

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
               (Dollars in thousands, except per share amounts)

    December 31, 2001 and 10.07% at December 31, 2000). The credit facility is secured by (1) a lien on all accounts receivable, inventory, general intangibles and all other assets of the Company and its subsidiaries (except for the collateral securing the First Mortgage Notes, as discussed in note 10), (2) all of the common stock of the Company, and (3) all of the common stock of the Company's subsidiaries, except for the equity interests of certain subsidiaries pledged to secure the First Mortgage Notes. Amounts outstanding under the credit facility totaled $89,244 and $135,956 at December 31, 2001 and 2000, respectively.

    The credit facility is subject to certain covenants, including limitations on additional indebtedness, limitations on liens, limitations on capital expenditures and maintenance of certain required financial ratios. The credit facility also restricts the payment of dividends by the Company to RCG. Dividends are restricted to (1) amounts necessary to enable RCG to pay overhead expenses in an amount not to exceed $2,000; (2) amounts necessary to enable RCG to pay income and other taxes; and (3) $1,000 over the life of the agreement for the purpose of repurchasing, redeeming or otherwise acquiring and retiring any capital stock, stock warrants, stock options or other rights to acquire capital stock of RCG. Dividends made under the third provision are further restricted in that such dividends may not be made if a default has occurred (or would occur if the dividend payments were made), or such dividend payments would result in noncompliance with any financial covenants.

(10) Royster-Clark, Inc. 10-1/4% First Mortgage Notes Due 2009

    As discussed in note 4, the Company issued $200,000 of 10-1/4% First Mortgage Notes due April 2009 (herein referred to as the First Mortgage Notes) on April 22, 1999 to partially finance the acquisition of AgriBusiness. The First Mortgage Notes bear interest at 10.25% payable semi-annually in arrears. The First Mortgage Notes are secured by 17 principal properties, related fixtures and equipment and other related assets and a pledge of equity of certain subsidiaries. RCG and certain subsidiaries also unconditionally guarantee the First Mortgage Notes. The First Mortgage Notes are not redeemable prior to April 1, 2004, except in the case of a change of control or a public offering in the first three years after the issue date. Thereafter, the First Mortgage Notes are redeemable in whole or in part, at the Company's option, at a 5.125% premium, declining ratably to par on April 1, 2007, plus accrued and unpaid interest, if any, to the date of redemption.

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

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
               (Dollars in thousands, except per share amounts)


(11) Long-Term Debt

    Long-term debt at December 31, 2001 and 2000 consists of the following:

                                                          2001  2000
                                                         ------ -----
          Note payable to former stockholder of Hutson.. $5,000 5,000
          Industrial revenue bond.......................  2,100 2,100
          Other notes payable...........................    444   313
                                                         ------ -----
          Total long-term debt..........................  7,544 7,413
          Less current installments.....................  7,181 2,617
                                                         ------ -----
          Long-term debt, excluding current installments $  363 4,796
                                                         ====== =====

    In connection with the AgriBusiness' purchase of Hutson Company, Inc. in 1997, AgriBusiness entered into a $5.0 million unsecured note payable, due in June 2002, bearing interest at an annual rate of 7.25%. During 2000, the interest rate accrued was renegotiated to fluctuate with prime, but not to drop below 7.25%. Prime rate was 4.75% and 9.5% at December 31, 2001 and 2000, respectively. The note is payable on demand. The holder demanded and received payment in full in early 2002.

    The industrial revenue bond was issued by Decatur County, Bainbridge Georgia Industrial Development Authority Variable Rate Industrial Development Revenue Bonds Series 1985, due December 1, 2002. Interest on the industrial revenue bond is variable and based on short-term rates for tax-exempt securities (1.6% at December 31, 2001 and 4.3% at December 31,
    2000). The bond is secured by a letter of credit that is renewed annually by the Company.

    The Company had total amounts issued under letters of credit of $5,352 at December 31, 2001.
    Other notes payable include eight notes incurred for the purchase of various property, plant and equipment. Interest rates vary from 4.0% to 10.3%. No individual note exceeds $175.

    Aggregate annual principal payments due under the terms of the long-term debt for the five fiscal years subsequent to December 31, 2001 and thereafter are as follows:

                        Year ending December 31:
                           2002................. $7,181
                           2003.................    163
                           2004.................     19
                           2005.................     20
                           2006.................     22
                           Thereafter...........    139
                                                 ------
                               Total............ $7,544
                                                 ======

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
               (Dollars in thousands, except per share amounts)


(12) Operating Leases

    The Company leases office facilities, rail cars and various types of equipment under operating leases with terms ranging from three to 30 years. Future minimum lease payments under noncancelable operating leases as of December 31, 2001 are as follows:

                        Year ending December 31:
                           2002................. $11,446
                           2003.................   9,257
                           2004.................   6,300
                           2005.................   3,971
                           2006.................   2,426
                           Thereafter...........   2,038
                                                 -------
                               Total............ $35,438
                                                 =======

    Rental expense for all operating leases was approximately $17,707, $16,883 and $12,578 for the years ended December 31, 2001 and 2000 and the nine months ended December 31, 1999, respectively.

(13) Employee Benefit Plans

    (a) Retirement Plans

        The Company maintains a defined contribution Employee Savings and Investment Plan (ESIP) covering substantially all full-time employees of the Company. Participants are allowed to contribute to the ESIP up to 18% of their salary on a pre-tax basis, up to the maximum allowed under Internal Revenue Service regulations. The Company makes contributions to the ESIP at the discretion of the Board of Directors. The Company also maintains three other defined contribution plans for union employees under collective bargaining agreements at six locations. Company contributions are based on the applicable provisions of each plan and totaled $1,609, $1,320 and $855 to the ESIP and other defined contribution plans during the years ended December 31, 2001 and 2000 and the nine months ended December 31, 1999, respectively.

    (b) 1999 Restricted Stock Purchase and Option Plan

        Upon the acquisition of the Company by RCG, RCG created the 1999 Restricted Stock Purchase and Option Plan (herein referred to as the 1999 Plan). Under the terms of the 1999 Plan, 200,000 shares of RCG common stock have been reserved for issuance in the form of restricted share grants to current and future employees of RCG or Royster-Clark. Shares issued under the 1999 Plan are subject to certain restrictions on transfer of shares. No common stock shares were issued under this plan during the year ended December 31, 2001. During the year ended December 31, 2000, 180,000 common stock shares were issued under this plan at a price equal to the fair value at date of grant.

        In addition, 35,820 shares of common stock, 13,290 shares of Senior Preferred Stock and 7,470 shares of Junior Preferred Stock have been reserved for issuance pursuant to the exercise of stock options rolled over from the 1992 Stock Option Plan (herein referred to as the 1992
        Plan) previously maintained by Royster-Clark. All options granted under the 1992 Plan were either cashed out at the

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
               (Dollars in thousands, except per share amounts)

        merger consideration of $285 per share less the exercise price under the 1992 Plan or exchanged for an option to purchase 5.5 shares of Common Stock, 2.0 shares of Senior Preferred Stock and 1.1 shares of Junior Preferred Stock at the same exercise price as under the 1992 Plan. At December 31, 2001, the options described above are the only options vested and outstanding under the 1999 Plan. No options were issued or exercised during the years ended December 31, 2001 and 2000 or the nine months ended December 31, 1999.

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

    In connection with the acquisitions of AgriBusiness and Royster-Clark, the Company obtained indemnities for certain claims related to environmental matters that existed or arose prior to the acquisitions. The indemnities related to AgriBusiness are subject to a $4,500 deductible, an overall cap on all indemnities of approximately $27,000, and certain time limitations. The indemnities related to Royster-Clark, Inc. (predecessor company) are subject to a deductible of $2,000, certain time limitations and an overall cap of $5,000 on all indemnities. In addition, Royster-Clark, Inc. (predecessor company) had obtained indemnities from Lebanon Chemical Corporation (LCC) for certain claims related to environmental matters that existed at sites acquired from LCC in December 1998. The Company also obtained indemnities from the former stockholder of Alliance for environmental conditions identified as of the date of acquisition.

    The Company has recorded environmental liabilities at December 31, 2001 for the estimated cost of cleanup efforts of identified contamination or site characterization, which total $3,483, and are included in other long-term liabilities in the accompanying consolidated balance sheets. Actual cash expenditures during the years ended December 31, 2001 and 2000 were $179 and $77, respectively. These liabilities do not take into account any claims for recoveries from insurance or third parties and are not discounted. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainty in evaluating environmental exposures.

(15) Commitments and Contingencies

    (a) Supply Agreements

        In conjunction with the acquisition of AgriBusiness, the Company has entered into a 10-year supply agreement with IMC Kalium Ltd. (Kalium) and IMC-Agrico Company (Agrico), both of which are subsidiaries of IMC Global. Under the terms of the supply agreement, the Company is required to

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
               (Dollars in thousands, except per share amounts)

        purchase (and Agrico and Kalium are required to supply) certain products in an amount equal to estimated normal business requirements of the former AgriBusiness locations. The purchase prices of the products covered by the agreement approximate market prices at the time of purchase for the majority of the products. The agreement automatically renews for subsequent periods of five years unless otherwise canceled by either party. In addition, the agreement specifies remedies available to the parties in the event of noncompliance, which include compensatory damages in the event of a failure to purchase (or supply) the required quantities of the covered products.

        The Company has commitments to purchase various other fertilizer materials of approximately $2,443 and $13 during the years ending December 31, 2002 and 2003, respectively.

    (b) Gas Contracts

        The Company enters into natural gas fixed-price and index-priced contracts, which range from one to five years. These index-priced contracts commit the Company to quantities of natural gas (daily MMBTUs) which are denominated under a scheduled price associated with a natural gas index.

        At December 31, 2001, the Company had index-priced natural gas contracts that extended to 2006. One of the suppliers was not in compliance with contract provisions, and the Company elected to exercise its rights under the contract to cancel the balance of the purchase commitments as of February 28, 2002. Future minimum long-term purchase commitments for natural gas contracts at December 31, 2001, excluding the canceled contract, are $7,219 for 2002. These commitments are index-priced contracts and are denominated at the cost of natural gas as of December 31, 2001. This price is subject to market fluctuations in the future, resulting in fluctuating purchase commitments in the future.

        In December 2000, the Company sold all its rights, title and interests in several fixed-priced and index-priced natural gas contracts resulting in a gain of $9,648. The contract rights assigned were for periods from mid-December 2000, when the contracts were assigned, through October 31, 2001, with most of the quantities relating to the first quarter of 2001. Amounts due under the sales agreements have been recorded in "other receivables" in the accompanying consolidated balance sheet as of December 31, 2000. The Company received all amounts due under these sales agreements during 2001.

   (c) Employment Contracts

        The Company has employment contracts with certain members of management. These employment agreements are terminable by the Company with or without cause. In the event that the employment agreements are terminated without cause and provided that executives comply with the confidentiality and non-competition covenants, they will be entitled to receive all payments as defined in the respective agreements. The contracts extend through April 2004 with an automatic one-year extension thereafter unless notice of intent not to renew is given, either by the Company or by the executive. If termination without cause had occurred as of December 31, 2001, the Company would have been required to pay approximately $3,800 to satisfy its obligations.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
               (Dollars in thousands, except per share amounts)


   (d) Legal and Regulatory Matters

        From time to time, the Company has had claims asserted against it by regulatory agencies or private parties for environmental matters (see note 14) and has incurred obligations for investigation or remedial actions with respect to certain of such matters. In addition, the Company is subject to various claims and legal matters that have arisen in the ordinary course of its business. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company's management that any such claims asserted or obligations incurred to date will not result in a material adverse effect on the results of operations or financial position of the Company.

(16)  Condensed Financial Data of Guarantor Subsidiaries

    As discussed further in note 4, the First Mortgage Notes are guaranteed on a full, unconditional and joint and several basis, by each of the following subsidiaries of Royster-Clark, including:

          Royster-Clark Realty LLC
          Royster-Clark Resources LLC
          Royster-Clark AgriBusiness, Inc.
          Royster-Clark AgriBusiness Realty LLC
          Royster-Clark Nitrogen, Inc.
          Alliance Fertilizer of Suffolk, Inc
          Seaboard Liquid Plant Food, Inc.

    There are currently no restrictions on the ability of Royster-Clark to obtain funds from its guarantor subsidiaries through dividends or loans.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
               (Dollars in thousands, except per share amounts)


The following tables present the condensed financial data of Royster-Clark and its guarantor subsidiaries as of and for the years ended December 31, 2001 and 2000 and the nine months ended 1999.

As of and for the year ended December 31, 2001:

                                                       Royster-Clark,  Guarantor
                                                            Inc.      subsidiaries Eliminations Consolidated
Balance Sheet Data:                                    -------------- ------------ ------------ ------------
Current assets:
   Cash...............................................    $     42          955            --         997
   Trade accounts receivable, net.....................          --       73,754            --      73,754
   Other receivables..................................       4,204       42,306       (22,129)     24,381
   Inventories........................................          --      211,257           (39)    211,218
   Prepaid expenses and other current assets..........         356        1,890            --       2,246
   Deferred income taxes..............................       6,000           --            --       6,000
                                                          --------      -------      --------     -------
       Total current assets...........................      10,602      330,162       (22,168)    318,596
   Property, plant and equipment, net.................      13,354      190,091            --     203,445
   Goodwill, net......................................      12,012        4,528            --      16,540
   Deferred income taxes..............................       4,795           --            --       4,795
   Deferred financing costs, net......................      10,512           --            --      10,512
   Other assets, net..................................          75        1,922            --       1,997
   Investment in subsidiaries.........................     322,845           --      (322,845)         --
                                                          --------      -------      --------     -------
       Total assets...................................    $374,195      526,703      (345,013)    555,885
                                                          ========      =======      ========     =======
Current liabilities:
   Current installments of long-term debt.............    $      4        7,177            --       7,181
   Customer deposits..................................          --       60,900            --      60,900
   Accounts payable...................................          --      108,411       (22,129)     86,282
   Accrued expenses...................................       5,750       18,564            --      24,314
                                                          --------      -------      --------     -------
       Total current liabilities......................       5,754      195,052       (22,129)    178,677
   Senior secured credit facility.....................      89,244           --            --      89,244
   10-1/4% First Mortgage Notes.......................     200,000           --            --     200,000
   Long-term debt, excluding current installments.....          --          363            --         363
   Other long-term liabilities........................         490        5,528            --       6,018
                                                          --------      -------      --------     -------
       Total liabilities..............................     295,488      200,943       (22,129)    474,302
                                                          --------      -------      --------     -------
Stockholder's equity:
   Common stock.......................................          --           --            --          --
   Additional paid-in capital.........................      78,599      332,845      (322,845)     88,599
   Retained earnings (accumulated deficit)............         108       (7,085)          (39)     (7,016)
                                                          --------      -------      --------     -------
       Total stockholder's equity.....................      78,707      325,760      (322,884)     81,583
                                                          --------      -------      --------     -------
       Total liabilities and stockholder's equity.....    $374,195      526,703      (345,013)    555,885
                                                          ========      =======      ========     =======

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
               (Dollars in thousands, except per share amounts)


                                                       Royster-Clark,  Guarantor
                                                            Inc.      subsidiaries Eliminations Consolidated
Statement of Operations Data:                          -------------- ------------ ------------ ------------
Net sales.............................................   $   4,204     1,016,814     (67,228)      953,790
Cost of sales.........................................         423       802,210     (46,723)      755,910
                                                         ---------     ---------     -------      --------
       Gross profit...................................       3,781       214,604     (20,505)      197,880
Selling, general and administrative expenses..........         954       192,912     (20,698)      173,168
Expenses related to Agro acquisition..................          --         4,163          --         4,163
Loss on disposal of property, plant and equipment, net         405           507          --           912
                                                         ---------     ---------     -------      --------
       Operating income...............................       2,422        17,022         193        19,637
Interest expense......................................      (2,414)      (32,481)         --       (34,895)
Gain on insurance settlement..........................          --         1,856          --         1,856
                                                         ---------     ---------     -------      --------
       Income (loss) before income taxes..............           8       (13,603)        193       (13,402)
Income tax expense (benefit)..........................           3        (4,526)         --        (4,523)
                                                         ---------     ---------     -------      --------
       Net income (loss)..............................   $       5        (9,077)        193        (8,879)
                                                         =========     =========     =======      ========

Statement of Cash Flows Data:
Net cash provided by operating activities.............   $  46,620        19,594          --        66,214
                                                         ---------     ---------     -------      --------
Cash flows from investing activities:
   Proceeds from sale of property, plant
     and equipment....................................         139         1,903          --         2,042
   Purchases of property, plant and equipment.........          --       (13,812)         --       (13,812)
                                                         ---------     ---------     -------      --------
       Net cash provided by (used in) investing
         activities...................................         139       (11,909)         --       (11,770)
                                                         ---------     ---------     -------      --------
Cash flows from financing activities:
   Proceeds from senior secured credit facility.......     349,264            --          --       349,264
   Payments on senior secured credit facility.........    (395,976)           --          --      (395,976)
   Proceeds from long-term debt.......................          --           256          --           256
   Principal payments on long-term debt...............         (47)          (78)         --          (125)
   Net decrease in customer deposits..................          --        (7,279)         --        (7,279)
                                                         ---------     ---------     -------      --------
       Net cash used in financing activities..........     (46,759)       (7,101)         --       (53,860)
                                                         ---------     ---------     -------      --------
Net increase in cash..................................          --           584          --           584
Cash at beginning of year.............................          42           371          --           413
                                                         ---------     ---------     -------      --------
Cash at end of year...................................   $      42           955          --           997
                                                         =========     =========     =======      ========

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
               (Dollars in thousands, except per share amounts)


As of and for the year ended December 31, 2000:

                                                       Royster-Clark,  Guarantor
                                                            Inc.      subsidiaries Eliminations Consolidated
Balance Sheet Data:                                    -------------- ------------ ------------ ------------
Current assets:
   Cash...............................................    $     42          371            --         413
   Trade accounts receivable, net.....................          --       81,599        (1,174)     80,425
   Other receivables..................................       4,107       55,815       (21,550)     38,372
   Inventories........................................          --      240,762          (232)    240,530
   Prepaid expenses and other current assets..........         871        4,478            --       5,349
   Deferred income taxes..............................       9,329           --            --       9,329
                                                          --------      -------      --------     -------
       Total current assets...........................      14,349      383,025       (22,956)    374,418
   Property, plant and equipment, net.................      15,626      201,072            --     216,698
   Goodwill, net......................................      13,509        4,874            --      18,383
   Deferred financing costs, net......................      12,533           --            --      12,533
   Other assets, net..................................         118        1,206            --       1,324
   Investment in subsidiaries.........................     370,460           --      (370,460)         --
                                                          --------      -------      --------     -------
       Total assets...................................    $426,595      590,177      (393,416)    623,356
                                                          ========      =======      ========     =======
Current liabilities:
   Current installments of long-term debt.............    $     47        2,570            --       2,617
   Customer deposits..................................          --       68,179            --      68,179
   Accounts payable...................................          --      110,361       (22,724)     87,637
   Accrued expenses...................................       7,844       16,705            --      24,549
                                                          --------      -------      --------     -------
       Total current liabilities......................       7,891      197,815       (22,724)    182,982
   Senior secured credit facility.....................     135,956           --            --     135,956
   10-1/4% First Mortgage Notes.......................     200,000           --            --     200,000
   Long-term debt, excluding current installments.....           4        4,792            --       4,796
   Other long-term liabilities........................         490        5,118            --       5,608
   Deferred income taxes..............................       3,552           --            --       3,552
                                                          --------      -------      --------     -------
       Total liabilities..............................     347,893      207,725       (22,724)    532,894
                                                          --------      -------      --------     -------
Stockholder's equity:
   Common stock.......................................          --           --            --          --
   Additional paid-in capital.........................      78,599      380,460      (370,460)     88,599
   Retained earnings..................................         103        1,992          (232)      1,863
                                                          --------      -------      --------     -------
       Total stockholder's equity.....................      78,702      382,452      (370,692)     90,462
                                                          --------      -------      --------     -------
       Total liabilities and stockholder's equity.....    $426,595      590,177      (393,416)    623,356
                                                          ========      =======      ========     =======

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
               (Dollars in thousands, except per share amounts)


Statement of Operations Data:                                    Royster-    Guarantor
                                                                Clark, Inc. subsidiaries Eliminations Consolidated
                                                                ----------- ------------ ------------ ------------
Net sales......................................................  $   4,106    985,430      (75,684)      913,852
Cost of sales..................................................        498    782,151      (54,193)      728,456
                                                                 ---------    -------      -------      --------
       Gross profit............................................      3,608    203,279      (21,491)      185,396
Selling, general and administrative expenses...................      1,288    183,199      (21,259)      163,228
Loss on disposal of property, plant and equipment, net.........         43        573           --           616
                                                                 ---------    -------      -------      --------
       Operating income (loss).................................      2,277     19,507         (232)       21,552
Interest expense...............................................     (2,269)   (35,732)          --       (38,001)
Gain on sale of natural gas contracts..........................         --      9,648           --         9,648
                                                                 ---------    -------      -------      --------
       Income (loss) before income taxes.......................          8     (6,577)        (232)       (6,801)
Income tax expense (benefit)...................................          2     (2,043)          --        (2,041)
                                                                 ---------    -------      -------      --------
       Net income (loss).......................................  $       6     (4,534)        (232)       (4,760)
                                                                 =========    =======      =======      ========

Statement of Cash Flows Data:
Net cash provided by (used in) operating activities............  $ (43,792)    28,704           --       (15,088)
                                                                 ---------    -------      -------      --------
Cash flows from investing activities:
   Proceeds from sale of property, plant and
     equipment.................................................        159        350           --           509
   Purchases of property, plant and equipment..................         --    (18,082)          --       (18,082)
   Acquisitions, net of cash acquired..........................         --    (26,600)          --       (26,600)
                                                                 ---------    -------      -------      --------
       Net cash provided by (used in) investing activities.....        159    (44,332)          --       (44,173)
                                                                 ---------    -------      -------      --------
Cash flows from financing activities:
   Proceeds from senior secured credit facility................    410,166         --           --       410,166
   Payments on senior secured credit facility..................   (366,756)        --           --      (366,756)
   Principal payments on long-term debt........................        (79)    (4,139)          --        (4,218)
   Net increase in customer deposits...........................         --     15,812           --        15,812
                                                                 ---------    -------      -------      --------
       Net cash provided by financing activities...............     43,331     11,673           --        55,004
                                                                 ---------    -------      -------      --------
Net decrease in cash...........................................       (302)    (3,955)          --        (4,257)
Cash at beginning of year......................................        344      4,326           --         4,670
                                                                 ---------    -------      -------      --------
Cash at end of year............................................  $      42        371           --           413
                                                                 =========    =======      =======      ========

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
               (Dollars in thousands, except per share amounts)


For the nine months ended December 31, 1999:

                                                       Royster-Clark,  Guarantor
                                                            Inc.      subsidiaries Eliminations Consolidated
Income Statement Data:                                 -------------- ------------ ------------ ------------
Net sales.............................................   $  32,209      714,470      (31,193)      715,486
Cost of sales.........................................         119      570,820           --       570,939
                                                         ---------      -------      -------      --------
       Gross profit...................................      32,090      143,650      (31,193)      144,547
Selling, general and administrative expenses..........      28,918      112,164      (31,193)      109,889
Loss on disposal of property, plant and equipment, net         192          134           --           326
                                                         ---------      -------      -------      --------
       Operating income...............................       2,980       31,352           --        34,332
Interest expense......................................      (2,816)     (20,334)          --       (23,150)
                                                         ---------      -------      -------      --------
       Income before income taxes.....................         164       11,018           --        11,182
Income tax expense....................................          67        4,492           --         4,559
                                                         ---------      -------      -------      --------
       Net income.....................................   $      97        6,526           --         6,623
                                                         =========      =======      =======      ========

Statement of Cash Flows Data:
Net cash provided by operating activities.............   $  27,375       69,715           --        97,090
                                                         ---------      -------      -------      --------
Cash flows from investing activities:
   Proceeds from sale of property, plant and
     equipment........................................          --          970           --           970
   Purchases of property, plant and equipment.........          --      (19,752)          --       (19,752)
   Acquisitions, net of cash acquired.................    (259,676)          --           --      (259,676)
                                                         ---------      -------      -------      --------
       Net cash used in investing activities..........    (259,676)     (18,782)          --      (278,458)
                                                         ---------      -------      -------      --------
Cash flows from financing activities:
   Proceeds from senior secured credit facility.......     340,788           --           --       340,788
   Payments on senior secured credit facility.........    (247,825)          --           --      (247,825)
   Proceeds from issuance of First Mortgage Notes.....     200,000           --           --       200,000
   Capital contribution by RCG........................      23,088           --           --        23,088
   Long-term debt refinanced..........................     (67,750)          --           --       (67,750)
   Principal payments on long-term debt...............          --         (154)          --          (154)
   Net increase in customer deposits..................          --      (46,474)          --       (46,474)
   Payment of deferred financing costs................     (15,677)          --           --       (15,677)
                                                         ---------      -------      -------      --------
       Net cash provided by (used in) financing
         activities...................................     232,624      (46,628)          --       185,996
                                                         ---------      -------      -------      --------
Net increase in cash..................................         323        4,305           --         4,628
Cash at beginning of period...........................          21           21           --            42
                                                         ---------      -------      -------      --------
Cash at end of period.................................   $     344        4,326           --         4,670
                                                         =========      =======      =======      ========

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
               (Dollars in thousands, except per share amounts)


(17) Fair Value of Financial Instruments

    The following methods and assumptions were used to estimate the fair value of the Company's financial instruments at December 31, 2001 and 2000. FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

    Cash, trade accounts receivable, other receivables, notes receivable, accounts payable customer deposits, and accrued expenses: The carrying amounts approximate fair value because of the short maturity of those instruments.

    Long-term debt: The fair value of the Company's long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturity by the Company's bankers. Based on these criteria, the carrying amounts approximate fair value.

    Senior secured credit facility: The carrying amount of the Company's senior secured credit facility approximates fair value due to the variable interest rate charged, as well as changes in the rate charged based on the Company's leverage.

    First Mortgage Notes: The fair value of the Company's first mortgage notes at December 31, 2001 was $130,000 based on publicly available trade information near December 31, 2001.

(18) Derivative Instruments and Hedging Activities

    The Company has commodity derivatives to manage its exposure to commodity price fluctuations related to its grain operations. Currently, the Company does not enter into derivative instruments for any purpose other than fair value hedging purposes. That is, the Company does not speculate using derivative instruments.

    The Company maintains a commodity-price risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity-price volatility related to grain operations.

    The Company periodically enters into grain option contracts for a portion of its anticipated purchases, to hedge the price risk associated with fluctuations in market prices. The option contracts limit the unfavorable effect that price increases will have on grain purchases. All of the Company's option contracts have been designated as fair value hedges.

    Changes in the fair value of grain future contracts designated as hedging instruments and that effectively offset the variability of fair value associated with anticipated purchases of grain are reported in cost of sales.

    The Company assesses the effectiveness of a hedge with a grain future contract based on changes, in the future contract's intrinsic value, the change in the time value of the contract is excluded from the assessment of hedge effectiveness and recorded in cost of goods sold. For the year ended December 31, 2001, the Company recognized $532 in net gains, which represented the total planned and unplanned ineffectiveness of commodity fair value hedges.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
               (Dollars in thousands, except per share amounts)


    As of December 31, 2001, there were no deferred gains on derivative instruments accumulated in other comprehensive income. The Company hedges exposures to the variability of future value for commodity price risk for periods of 6 to 12 months. There were no fair value hedges discontinued during the year.

(19) Expenses related to Agro Acquisition

    The Company entered into a purchase agreement to acquire certain assets of Agro Distribution, LLC (Agro) on June 14, 2001. The Company and Agro could not reach agreement on certain key elements of the proposed transaction and terminated the purchase agreement on October 17, 2001. The Company incurred costs associated with the acquisition of $4,163 for legal, accounting and other direct costs associated with the proposed acquisition. With the termination of the transaction, these costs yield no future benefit and were written off during the fourth quarter of 2001. These expenses are included in "expenses related to Agro acquisitions" in the accompanying consolidated statements of operations.

(20) Quarterly Financial Information - Unaudited

    The following table sets forth certain items from our unaudited statements of operations for each quarter of 2001 and 2000. The unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of results for any future period.

                                               Quarter ended
                               --------------------------------------------
                               March 31, June 30, September 30, December 31,
                                 2001      2001       2001          2001
                               --------- -------- ------------- ------------
   2001:
      Net sales............... $166,097  534,633     120,454      132,606
      Gross profit............   27,848  112,221      22,673       35,138
      Operating income (loss).  (15,846)  62,794     (16,436)     (10,875)
      Net income (loss).......  (15,545)  32,808     (15,658)     (10,484)

                                               Quarter ended
                               --------------------------------------------
                               March 31, June 30, September 30, December 31,
                                 2000      2000       2000          2000
                               --------- -------- ------------- ------------
   2000:
      Net sales............... $173,350  476,410     125,346      138,746
      Gross profit............   31,258   99,920      25,126       29,092
      Operating income (loss).   (6,349)  54,706     (15,294)     (11,511)
      Net income (loss).......   (8,819)  26,847     (15,081)      (7,707)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   The following table provides information about our executive officers and directors.

  Name                   Age                     Position
  ----                   ---                     --------
  Francis P. Jenkins, Jr 59  Chairman of the Board and Chief Executive Officer
  G. Kenneth Moshenek... 50  President and Chief Operating Officer
  Walter R. Vance....... 45  Managing Director, Finance
  Randolph G. Abood..... 51  Director
  Charles E. Corpening.. 36  Director
  Thomas F. McWilliams.. 58  Director

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

   G. Kenneth Moshenek is the President and Chief Operating Officer of Royster-Clark. Mr. Moshenek has served as President of Royster-Clark since December 1997, has served as Chief Operating Officer since 1995 and was a director from August 1997 until April 1999. From August 1997 until April 1999 he served as Chief Investment Officer of Royster-Clark. Prior to that he held several positions during his tenure with Royster-Clark including Senior Vice President of Sales and Marketing, from September 1994 until July 1995, Vice President and Divisional Sales Manager from 1992 until September 1994 and a Division Manager from 1990 to 1992. Mr. Moshenek joined W.S. Clark & Sons, Inc. in 1981. Mr. Moshenek started his career in the fertilizer industry in 1976 when he joined Smith Douglass, Inc., a division of Borden. Mr. Moshenek currently serves on the Board of Directors of The Fertilizer Institute and is a member of the Board's Executive Committee. He also serves as a member of the Board of Directors of the Foundation for Agronomic Research and holds board seats with other industry-related associations.

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

   Randolph G. Abood is a Director of Royster-Clark and has been a Director of Royster-Clark Group since January 1999. Mr. Abood is a self-employed attorney, and from 1994 until 1998, Mr. Abood served as General Counsel for Royster-Clark. From 1976 until 1996, Mr. Abood practiced law with the firm of Satterlee Stephens Burke & Burke LLC and its predecessor firm. He became a partner of the firm in 1983 and head of its tax department. Mr. Abood is also the manager and owner of The Ninigret Group, L.C., a Utah limited liability company that develops, constructs and co-owns real estate, including Ninigret Park, a 178 acre business park in Salt Lake City. Mr. Abood also serves on the Board of Directors of Equity Oil Company.

   Charles E. Corpening is a Director of Royster-Clark and has been a Director of Royster-Clark Group since March 2000. Mr. Corpening is a vice president of Citicorp Venture Capital Ltd. ("CVC") since 1994. Prior to joining CVC, Mr. Corpening was with Roundtree Capital Corporation, a private investment firm, the Rockefeller Group and the investment-banking department of Paine Webber, Inc. Mr. Corpening serves on the board of directors of Fabristeel Products, Inc., The National Machinery Company, Pursell Industries, Inc. and Chase Industries, Inc.

   Thomas F. Mcwilliams is a Director of Royster-Clark and has been a Director of Royster-Clark Group since January 1999. Mr. McWilliams is a Managing Director of Citicorp Venture Capital Ltd. and has served on its Investment Committee since 1984. He is also a Vice President and a member of the Investment Committee for 399 Venture Partners, Inc. He serves on the Boards of Chase Industries, Pen-Tab Industries, Ergo Science, Airxcel, Inc., HydroChem Holding, Inc., MMI Products, Inc., along with various other companies which have no public securities outstanding. Mr. McWilliams served as a director of Rax Restaurants when it filed for bankruptcy in 1996.

   Other key employees include:

Max Baer............ 69  Sr. Managing Director, Materials and Purchasing
Kenneth W. Carter... 56  Managing Director, Human Resources
John Diesch......... 44  Managing Director, Nitrogen Division
Gary L. Floyd....... 47  Managing Director, Crop Protection and Seed
Michael J. Galvin... 38  Managing Director, Credit and Farm Financing
Larry D. Graham..... 49  Managing Director, Rainbow Manufacturing
Gregg Hutchison..... 44  Managing Director, Logistics
Paul M. Murphy...... 57  Managing Director, Financial Planning
Robert L. Paarlberg. 56  Managing Director, Information Technology
R. Macon Parker III. 54  Managing Director, Asset Allocation
J. Billy Pirkle..... 40  Managing Director, Environmental, Health and Safety
Robert M. Rainey.... 42  Managing Director, Sales and Marketing Western Division
Brad Rivers......... 37  Managing Director, Sales and Marketing Central Division
Randy Springs....... 51  Managing Director, Sales and Marketing Eastern Division
Michelle J. Weathers 46  Managing Director, Materials and Purchasing

   Max Baer is the Senior Managing Director of Materials and Purchasing. Mr. Baer was promoted to Senior Managing Director in 2001. From 1995 until 1999, Mr. Baer served as Chief Purchasing Officer for Royster-Clark and as a director of Royster-Clark since 1997. From 1992 until 1995, he served as Chief Purchasing Officer where he assumed leadership of Royster-Clark's fertilizer materials procurement and conducted its international trading activities. From 1978 until 1992, Mr. Baer served as Vice President of International Marketing. Mr. Baer began his career with Smith Douglass, Inc. where he served in the fertilizer materials purchasing group. Mr. Baer has worked in the fertilizer industry for 40 years.

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

   Larry D. Graham is the Managing Director of Rainbow Production. From 1996 until 1999, Mr. Graham was employed by AgriBusiness first serving as Senior Vice President with the Rainbow Division and then Senior Vice President--Sales. From 1994 until 1996, he served as General Manager--Rainbow. From 1977 until 1994, he served in various positions with IMC Global, including Area Manager, Area Sales Manager and Sales Supervisor.

   Gregg Hutchison is the Managing Director of Logistics. Mr. Hutchison joined Royster-Clark in early 2000. From 1994 to 1999, Mr. Hutchison served as the Manager of Logistics with Hydro-Agri NA in Tampa, Florida. From 1981 to 1994 Mr. Hutchison worked for Shipyard River Terminal in Charleston, South Carolina.

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

   Robert L. Paarlberg is the Managing Director of Information Technology. From 1997 to 1999, Mr. Paarlberg served as Director of Information Systems for AgriBusiness. From 1979 to 1997, he held varying management and technical positions with AgriBusiness and its predecessors, including Infrastructure Architect, Manager of Financial Systems, Manager of Microcomputer and Telecommunication Development and Senior Analyst. Prior to joining AgriBusiness, Mr. Paarlberg was a financial internal auditor for various companies. He has served on the Corporate Advisory Board of PC Week.

   R. Macon Parker III is the Managing Director of Asset Allocation. Mr. Parker was promoted to the newly created position of Managing Director of Asset Allocation in 2000. Mr. Parker joined the Company in 1997 as a vice-president of marketing and has served in various roles in marketing, sales and administrative duties from 1999 to 2000. From 1985 to 1997 he held a position of sales representative for Western-Ag Minerals Company. Prior to 1985 he held several positions of increasing responsibility in several fertilizer industry related companies.

   J. Billy Pirkle is the Managing Director of Environmental, Health and Safety. From 1996 until 1999, Mr. Pirkle served as the Southeast Environmental Administrator for AgriBusiness. From 1990 to 1996 he served as Quality Control Coordinator and Safety Administrator for the Rainbow Division of IMC Global. Prior to joining IMC Global, Mr. Pirkle served as Plant Manager for Simplex Nails from 1987 until 1990 and as the Quality Control Manager for Interface Flooring from 1985 until 1987.

   Robert M. Rainey is the Managing Director of Sales and Marketing for the Western Division. From April 1999 to August 2000 Mr. Rainey served as Director of Sales in Illinois and Indiana. He served as Marketing Manager for AgriBusiness from 1996 to 1999. From 1985 - 1996 he served with AgriBusiness in varying management and sales positions ranging from Wholesale Account Executive to Farmarket Manager to EHS Coordinator. Mr. Rainey began his career in 1982 as Agronomy manager with Cargill, Inc. in Northern Indiana. Mr. Rainey also serves on the Board of Directors for the Agricultural Retailers Association.

   Brad Rivers is the Managing Director of Sales and Marketing for the Central Division. From April 1999 to August 2000, he served as Director of Sales for the Southern Ohio Region. He served as Marketing Manager for Agribusiness from 1994 to 1999. Mr. Rivers began his career in 1982 working in various positions with Mid Ohio Chemical Company and in 1993, he was named a sales supervisor.

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

   Michelle J. Weathers is the Managing Director of Materials and Purchasing. In July 2001, Ms. Weathers was promoted from Buyer - Materials to her current position where she had served from January of 2000 until July of 2001. Ms. Weathers served as Account Manager for Indiana for AgriBusiness from 1997 until January 2000. In 1997 when AgriBusiness purchased Hutson Co., Inc. she had served as Sales Supervisor of Northern Region since 1987.

Item 11.  Executive Compensation.

   The directors do not receive any compensation for their services as directors or for expenses incurred attending meetings. Directors are elected annually to serve until the next annual meeting or until their successors have been elected and qualified. The stockholders have entered into stockholders' agreement governing the election of directors. The following table summarizes the compensation paid or accrued for the fiscal year ended December 31 to our executive officers.

                          SUMMARY COMPENSATION TABLE

                                                        Other annual      All Other
Name and Principal Position    Year Salary $ Bonus $ Compensation (1) $ Compensation $
---------------------------    ---- -------- ------- ------------------ --------------
Francis P. Jenkins, Jr.,...... 2001 499,990  200,000           --           50,000(2)
   Chairman and Chief          2000 499,990  140,000        1,200          100,000(2)
   Executive Officer           1999 431,051       --          800               --
G. Kenneth Moshenek,.......... 2001 349,981   75,000       11,086
   President and Chief         2000 349,981  100,000        4,208               --
   Operating Officer           1999 349,983       --        4,300           77,740(3)
Walter R. Vance,.............. 2001 170,007   40,000        9,188
   Managing Director, Finance  2000 170,007   47,500        2,575               --
                               1999 170,005       --        3,067           30,026(3)

--------
(1) Includes employer matching contributions from our 401(K) Plan and auto allowance of $7,700 $1,200 and $800 for each individual in 2001, 2000 and 1999, respectively.
(2) Represents $50,000 for 2001 and $100,000 for 1999 and 2000 for life insurance policy described below which was paid in 2001 and 2000, respectively.
(3) Represents taxable moving expenses for Mr. Moshenek and Mr. Vance.

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

   The term of Mr. Jenkins's agreement is five years subject to automatic renewal for successive one-year terms unless, in each case, either the executive or the Company gives prior notice of non-renewal.

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

   In 2000 Mr. Moshenek and Mr. Vance each finalized an employment agreement with the Company. Mr. Moshenek is to serve as President and Chief Operating Officer and Mr. Vance as Managing Director-Finance. The agreements for Mr. Moshenek and Mr. Vance provides for an annual base salary of $350,000 and $170,000, respectively, subject to annual merit increases as determined by the CEO of the Company.

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

   The term of Mr. Moshenek's and Mr. Vance's agreement expire in April of 2004, subject to automatic renewal for successive one-year terms unless, in each case, either the executives or the Company gives prior notice of non-renewal.

   The employment agreements are terminable by the Board of Directors with or without cause. In the event that the employment agreement is terminated without cause and provided that Mr. Moshenek and Mr. Vance comply with the confidentiality and non-competition covenants, they will be entitled to receive all payments due as base salary during the remainder of their employment term. They are subject to a non-competition covenant during the term of their agreements and continue for one year after their agreement expires in April 2004.

   On January 16, 2001 the Company and Mr. Fred Sharp III entered into a termination and consulting agreement which terminates the employment agreement entered into July of 1999. Mr. Sharp has ceased to be a Managing Director and Assistant Secretary of the Company and Royster-Clark Group, Inc but remained an employee in an internal consultant status. The agreement provides for payments through July 2004 and includes covenant not to compete and non-interference clauses. Royster-Clark Group and the Company expect to enter into employment agreements with other key employees in the future as needed.

Employee Benefits

  Retirement Plans

   The Company maintains a defined contribution Employee Savings and Investment Plan (ESIP) covering substantially all full-time employees of the Company. Participants are allowed to contribute to the ESIP up to 18% of their salary on a pre-tax basis, up to the maximum allowed under Internal Revenue Service regulations. The Company makes contributions to the ESIP at the discretion of the Board of Directors. The Company also maintains three other defined contribution plans for union employees under collective bargaining agreements at seven locations covering approximately 215 employees. Company contributions are based on the applicable provisions of each plan.

  1999 Restricted Stock Purchase and Option Plan

   Upon the acquisition of the Company by RCG, RCG created the 1999 Restricted Stock Purchase and Option Plan (herein referred to as the 1999 Plan). Under the terms of the 1999 Plan, 200,000 shares of RCG common stock have been reserved for issuance in the form of restricted share grants to current and future employees of RCG or Royster-Clark. Shares issued under the 1999 Plan are subject to certain restrictions on transfer of shares including the right of Royster-Clark Group to repurchase shares upon termination of a stockholder's employment prior to the fifth anniversary of the closing, at a formula price. During the year ended December 31, 2000, 180,000 common stock shares were issued under this plan at a price equal to the fair value at date of grant. No common shares were issued under this plan during the year ended December 31, 2001.

   In addition, 35,820 shares of Common Stock, 13,290 shares of Senior Preferred Stock and 7,470 shares of Junior Preferred Stock have been reserved for issuance pursuant to the exercise of stock options rolled over from the 1992 Stock Option Plan (herein referred to as the 1992 Plan) previously maintained by Royster-Clark. All options granted under the 1992 Plan were either cashed out at the merger consideration of $285 per share less the exercise price under the 1992 Plan or exchanged for an option to purchase 5.5 shares of Common Stock, 2.0 shares of Senior Preferred Stock and 1.1 shares of Junior Preferred Stock at the same exercise price as under the 1992 Plan. At December 31, 2001, the options described above are the only options vested and outstanding under the 1999 Plan. No options were issued or exercised during the years ended December 31, 2001 and 2000.

  Stock Options

   The following table lists as of December 31, 2001, the number of shares of common and preferred stock underlying options held by the named executive officers and the value of unexercised in-the-money options:

                                                        Number of shares
                                   Shares                 of Underlying         Value of Unexercised
                                  Acquired             Unexercised Options     In-The-Money Options(1)
                                     on     Value   ------------------------- -------------------------
                                  Exercise Realized Exercisable Unexercisable Exercisable Unexercisable
                                  -------- -------- ----------- ------------- ----------- -------------
Francis P. Jenkins, Jr...........    --       --          --         --        $     --        --
G. Kenneth Moshenek..............
   Class A Common Stock..........    --       --      17,792         --
   Series A Preferred Stock......    --       --       6,612         --
   Series B Preferred Stock......    --       --       3,715         --
   Aggregate value of securities.                                               475,764        --
Walter R. Vance..................    --       --                     --
   Class A Common Stock..........    --       --       4,720         --
   Series A Preferred Stock......    --       --       1,753
   Series B Preferred Stock......    --       --         986
   Aggregate value of securities.                                              $119,250        --

--------
(1) Because there is no public market for the Company's stock, management has used the original exercise prices to determine the value of the unexercised in-the-money options. However, there can be no assurance that this methodology accurately reflects the intrinsic value of such options.

Board of Directors Interlocks and Insider Participation

   No director has any direct or indirect material interest in or relationship with the Company other than stockholdings as set forth below in "Item 12, Security Ownership of Beneficial Owners and Management" and as related to their position as a director. No officer or other employee of the Company served on the board of directors of any other entity, where any officer or director of such entity also served on Company's Board.

Report on Executive Compensation

   The Company has no Compensation Committee. The Board of Directors ("Board") performs the functions of the Compensation Committee as a whole. The following Executive Officers participated in the Board's deliberations on Executive Officer Compensation: Francis P. Jenkins Jr.

   Management presented a proposal for the Board to evaluate concerning executive compensation during 2001. The Board has not made a decision concerning this issue. In the absence of a governing policy, the Board determined compensation for the chief executive officer by taking into consideration Mr. Jenkins' contribution to the management of the Company and to persons with comparable experience and responsibilities.

Item 12. Security Ownership of Beneficial Owners and Management and Related Stockholder Matters.

Principal Shareholders

   All of the outstanding capital stock of the Company is owned by Royster-Clark Group. The following table provides information about the beneficial ownership of the Royster-Clark Group common and preferred stock as of the December 31, 2001 by (1) each person or entity who owns five percent or more of the common or preferred stock, (2) each of our directors who is a stockholder, (3) our Chief Executive Officer and the other executive officers named in "ITEM 11 Executive Compensation" above who are stockholders, and (4) all of our directors and executive officers as a group.

                                                           Number and Percent of Shares
                                   ---------------------------------------------------------------------------
                                      Royster-Clark Group Common Stock     Royster-Clark Group Preferred Stock
                                   --------------------------------------  -----------------------------------
                                      Class A (1)         Class B (2)           Series A          Series B
       Name and Address of         -----------------  -------------------  -----------------  ----------------
        Beneficial Owners          Number     Percent  Number      Percent Number     Percent Number    Percent
        -----------------          -------    ------- ---------    ------- -------    ------- ------    -------
399 Venture Partners, Inc (3)..... 299,761     31.7%  1,025,514     83.3%  395,104     63.7%      --      0.0%
   399 Park Avenue
   New York, New York 10043
CCT Partners VI, L.P. (3).........  52,899      5.6%    180,973     14.7%   69,724     11.2%      --      0.0%
   399 Park Avenue
   New York, New York 10043
Francis P. Jenkins, Jr............ 355,638     37.7%         --      0.0%  110,032     17.7%  62,114     75.4%
   c/o Royster-Clark, Inc.
   600 Fifth Avenue 25th Floor
   New York, New York 10020
G. Kenneth Moshenek...............  59,727(4)   6.3%         --      0.0%    7,309(4)   1.2%   4,108(4)   5.0%
   c/o Royster-Clark, Inc.
   999 Waterside Drive Suite 800
   Norfolk, Virginia 23510
Walter Vance......................  23,213(5)   2.5%         --      0.0%    2,111(5)   0.3%   1,188(5)   1.4%
   c/o Royster-Clark, Inc.
   6 Executive Dr
   Collinsville, Illinois 62234
Thomas F. McWilliams.............. 355,596(6)  37.7%  1,216,532(6)  98.8%  468,698(6)  75.5%      --      0.0%
   c/o 399 Venture Partners, Inc.
   399 Park Avenue
   New York, New York 10043
Charles E. Corpening.............. 352,843(7)  37.4%  1,207,115(7)  98.0%  465,070(7)  75.0%      --      0.0%
   c/o 399 Venture Partners, Inc.
   399 Park Avenue
   New York, New York 10043
Randolph G. Abood.................  35,925(8)   3.8%         --      0.0%    9,467(8)   1.5%   5,333(8)   6.5%
   c/o Royster-Clark, Inc.
   600 Fifth Avenue 25th Floor
   New York, New York 10020
All directors and executive
  officers as a group (6 persons). 830,282     87.9%  1,217,160     98.8%  597,859     96.4%  72,743     88.3%

--------
(1) All percentages do not give effect to the shares of Royster-Clark Group Class A issuable upon conversion of Royster-Clark Group Class B Common Stock. See " - Royster-Clark Group Common Stock."
(2) Does not include shares of Royster-Clark Group Class B Common Stock issuable upon conversion of Royster-Clark Group Class A Common Stock. See "
    - Royster-Clark Group Common Stock."
(3) The general partner of CCT Partners VI, L.P. is the chairman of 399 Venture Partners, Inc.
(4) Includes 17,792 shares of Common Stock, 6,612 shares of Series A and 3,715 shares of Series B Preferred Stock subject to options that are currently exercisable.
(5) Includes 4,720 shares of Common Stock, 1,753 shares of Series A and 986 shares of Series B Preferred Stock subject to options that are currently exercisable.
(6) Includes the following: a) shares of Class A and B Common and Series A Preferred stock of Royster-Clark Group owned by 399 Venture Partners, Inc., of which Mr. McWilliams is a managing director, all of which Mr. McWilliams disclaims beneficiary ownership; b) shares of Class A and B Common and Series A Preferred stock of Royster-Clark Group owned by CCT Partners VI, L.P., of which Mr. McWilliams is a limited partner without the power to dispose of the securities; c) 2,936 shares of Class A and 10,045 shares of Class B Common stock owned by Alchemy, L.P. of which Mr. McWilliams is the general partner with the power to vote and dispose of the securities and d) 3,870 shares of Series A Preferred stock owned by the Thomas F. McWilliams Flint Trust, Jeanne Blasberg, Trustee, of which Mr. McWilliams is beneficiary and has the limited ability to dispose of the stock.
(7) Includes the following: a) shares of Class A and B Common and Series A Preferred stock of Royster-Clark Group owned by 399 Venture Partners, Inc., of which Mr. Corpening is a vice president, all of which Mr. Corpening disclaims beneficiary ownership and b) shares of Class A and B Common and Series A Preferred stock of Royster-Clark Group owned by CCT Partners VI, L.P., of which Mr. Corpening is a limited partner without the power to dispose of the securities.
(8) Includes 13,308 shares of Common Stock, 4,925 shares of Series A and 2,769 shares of Series B Preferred Stock subject to options that are currently exercisable and 232 shares of Series B Preferred Stock owned by Ninigret Foundation, Inc. of which Mr. Abood is a member of its board of directors and has the right to vote these shares.

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

   The Series A and Series B Preferred stock outstanding does not have voting rights except as provided under Delaware law and except in certain limited circumstances (See note 3 to the consolidated financial statements).

   In addition to the common stock and preferred stock, 399 Ventures holds a $10 million subordinated note of Royster-Clark Group that does not require cash interest payments The total number of shares of Royster-Clark Group preferred stock outstanding as of the recapitalization the Company on April 1, 1999 and as of December 31, 2001 was approximately 682,014 shares.

Item 13.  Certain Relationships and Related Transactions.

   None.

                                    PART IV

Item 14.  Exhibits and Reports on Form 8-K

(a) (1) Financial statements:

   The following consolidated financial statements are included in Part II,
Item 8, of this Form 10-K:

       Independent Auditors' Report
       Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Operations for the Years ended December 31,
         2001 and 2000 and Nine Months ended December 31, 1999
       Consolidated Statements of Stockholder's Equity for the Years ended
         December 31, 2001 and 2000 and Nine Months ended December 31, 1999 Consolidated Statements of Cash Flows for the Years ended December 31,
         2001 and 2000 and Nine Months ended December 31, 1999

(2) Financial Statements Schedules:

   Financial statement schedules required to be included in this report are shown in Schedule II attached or in the financial statements and notes thereto included in Item 8 of this report or have been omitted because they are not applicable.

(3) Exhibits:


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

10.02 Purchase Agreement dated April 15, 1999 among the Company, the Guarantors and the Initial
      Purchasers. +

10.03 Supply Agreement dated as of April 22, 1999 among IMC Kalium Ltd., IMC-Agrico Company and the
      Company. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. +

10.04 Company Employee Savings and Investment Plan. +

10.05 Royster-Clark Group, Inc. 1999 Restricted Stock Purchase and Option Plan. +

10.06 Employment Agreement dated as of April 22, 1999 by and among Francis P. Jenkins, Jr., Royster-
      Clark Group, Inc. and Royster-Clark, Inc. +

10.07 Master Conveyance Agreement dated as of April 22, 1999 by and among IMC Global Inc., the Vigoro
      Corporation, the Company and the United States Trust Company of New York. +

10.08 Master Conveyance Agreement dated as of April 22, 1999 by and among IMC Global Inc., the Vigoro
      Corporation, the Company and the United States Trust Company of New York. +

10.09 Agreement for the Sale and Purchase of Assets among Royster-Clark, Inc. ("RCI"), American Crop
      Services, Inc. ("ACS") and Chickasaw Chemical Company, Inc. ("CCC") dated as of January 27,
      2000, as amended by an amendment to Asset Purchase amended by an Amendment to Asset Purchase
      Agreement among RCI, Royster-Clark Resources LLC, ACS and CCC dated February 16, 2000. +

Exhibit
Number                                             Title of Document
------                                             -----------------

 10.10  Form of Stock Purchase Agreement among Royster-Clark Resources, LLC, as Buyer, and the persons and entities identified therein as Sellers, for the Shares of Alliance Agronomics, Inc. dated as of March 17, 2000. +

 10.11  Form of Purchase Agreement between Royster-Clark Resources, LLC and G. Waddy Garrett dated
        March 17, 2000. +

 10.12  Agreement for the Sale and Purchase of Assets between Crop Builders, Inc., as Seller and Royster-
        Clark, Inc., as Purchaser dated January 28, 2000. +

 10.13  Agreement for the Sale and Purchase of Assets between Armstrong Ag Center, Inc., as Seller and
        Royster-Clark, Inc., as Purchaser dated January 28, 2000. +

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

 10.16  Employment Agreement dated as of December 1, 1999 between Royster-Clark, Inc. and G. Kenneth
        Moshenek. ++++

 10.17  Employment Agreement dated as of December 1, 1999 between Royster-Clark, Inc. and Walter
        Vance. ++++

 12.01  Statement of Computation of Ratio of Earnings to Fixed Charges.*

 99.01  Allowance for Doubtful Accounts-Royster-Clark, Inc.*

--------
+   Incorporated by reference to Exhibit Nos. 3.01 to 3.03, 4.01 to 4.02, and
    10.01 to 10.13 to Registration Statement on Form S-4 (Reg. No.: 333-81235) filed on April 19, 2000
++ Incorporated by reference to Exhibit No. 10.14 to Form 10Q for the quarterly period ended June 30, 2000 (Reg. No.: 333-81235) filed on August 21, 2000
+++ Incorporated by reference to Exhibit No 10.15 to Form 10Q for the quarterly period ended September 30, 2000 (Reg. No.: 333-81235) filed on November 14, 2000
++++ Incorporated by reference to identically numbered exhibit to Form 10K for the annual period ended December 31, 2000 (Reg. No.: 333-81235) filed on April 2, 2001
*   Filed herein.

   (b)  Reports on Form 8-K

   None

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 28, 2002                         ROYSTER-CLARK, INC.

                                               By: /s/  FRANCIS P. JENKINS, JR.
                                                   -----------------------------
                                                      Francis P. Jenkins, Jr.
                                                      Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

          Signature                        Title                  Date
          ---------                        -----                  ----
By:  /s/  FRANCIS P. JENKINS,
  JR.
------------------------------
   Francis P. Jenkins, Jr.     Chairman of the Board         March 28, 2002
By:  /S/  CHARLES E. CORPENING
------------------------------
    Charles E. Corpening       Director                      March 28, 2002
By:  /s/  THOMAS F. MCWILLIAMS
------------------------------
    Thomas F. McWilliams       Director                      March 27, 2002
By:  /s/  RANDOLPH G. ABOOD
------------------------------
      Randolph G. Abood        Director                      March 27, 2002
By:  /s/  WALTER R. VANCE
------------------------------ Chief Financial and
       Walter R. Vance           Accounting Officer          March 28, 2002

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE EXCHANGE ACT.

   (a) (i) No annual report is provided to the Noteholders other than copies of Registrant's Annual Report on Form 10-K

   (a)(ii) No Proxy Statement, form of proxy or other proxy soliciting material has been sent to any Noteholder with respect to any annual or other meeting of Registrant's security holders.