Form 10-K/A
period 2001-12-31
ROYSTER-CLARK INC
filed 2002-04-03
CIK 1088893

As Filed With The Securities And Exchange Commission On April 3, 2002
================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------
                                   FORM 10-K/A

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

                                EXPLANATORY NOTE

         This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (the "Annual Report") is being filed pursuant to Rule 12b-15 for the sole purpose of adding the Table of Additional Registrants to the Annual Report directly following the Facing Page. The Table of Additional Registrants was inadvertently omitted in the April 1, 2002 electronic filing.

                                          ROYSTER-CLARK, INC.

                                    TABLE OF ADDITIONAL REGISTRANTS


                                          STATE OF           PRIMARY STANDARD           IRS EMPLOYER
                                        INCORPORATION     INDUSTRIAL CLASSIFICATION   IDENTIFIICATION
               NAME                    OR ORGANIZATION          CODE NUMBER                NO.
-----------------------------------------------------------------------------------   ---------------
Royster-Clark Group, Inc.                 Delaware                 2875                 13-4055347
Royster-Clark AgriBusiness, Inc.          Delaware                 5191                 58-1599501
Royster-Clark Nitrogen, Inc.              Delaware                 2873                 36-3536929
Royster-Clark Resources LLC               Delaware                 5191                 22-3652274
Royster-Clark Realty LLC                  Delaware                 6512                 22-3648552
Royster-Clark AgriBusiness Realty LLC     Delaware                 6512                 22-3648546

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


Dated: April 3, 2002                ROYSTER-CLARK, INC.

                                            By: /s/ Walter R. Vance
                                               ---------------------------------
                                            Walter R. Vance
                                            Chief Financial and Accounting
                                                Officer