Form 10-Q
period 2002-03-31
ROYSTER-CLARK INC
filed 2002-05-13
CIK 1088893

     As Filed with the Securities and Exchange Commission on May 13, 2002
================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

                               -----------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
    1934

                 For the quarterly period ended March 31, 2002

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
            For the transition period from __________ to __________

                       Commission file number 333-81235

                               -----------------

                              ROYSTER-CLARK, INC.
            (Exact name of registrant as specified in its charter)

                      Delaware                 76-0329525
                   (State or other               (I.R.S.
                    jurisdiction         Employer Identification
                 of incorporation or              No.)
                    organization)

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

                              ROYSTER-CLARK, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                         Page
                                                                         ----
   PART 1.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements
          Condensed Consolidated Balance Sheets.........................   2
          Condensed Consolidated Statements of Operations...............   3
          Condensed Consolidated Statements of Cash Flows...............   4
          Notes to Condensed Consolidated Financial Statements..........   5
   Item 2.  Management's Discussion and Analysis of Financial Condition,
          Results of Operations and Cash flows..........................  12
   Item 3.  Quantitative and Qualitative Disclosures about Market Risk..  16

   PART 2.  OTHER INFORMATION:

   Item 6.  Exhibits and Reports on Form 8-K............................  17
   Signatures...........................................................  18

                               -----------------

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

                        PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     March 31, 2002 and December 31, 2001

                                                                                    March 31, December 31,
                                                                                      2002        2001
                                                                                    --------- ------------
                                                                                    (Dollars in thousands)
                                      ASSETS
Current assets:
   Cash............................................................................ $    222    $    997
   Trade accounts receivable, net of allowance for doubtful accounts of $5,915 and
     $5,350 at March 31, 2002 and December 31, 2001, respectively..................   88,528      73,754
   Other receivables...............................................................    8,719      24,381
   Inventories.....................................................................  300,059     211,218
   Prepaid expenses and other current assets.......................................    2,645       2,246
   Deferred income taxes...........................................................    5,400       6,000
                                                                                    --------    --------
       Total current assets........................................................  405,573     318,596
Property, plant and equipment, net.................................................  199,013     203,445
Goodwill...........................................................................   16,540      16,540
Deferred income taxes..............................................................   14,330       4,795
Deferred financing costs, net......................................................    9,986      10,512
Other assets, net..................................................................    1,830       1,997
                                                                                    --------    --------
                                                                                    $647,272    $555,885
                                                                                    ========    ========
                       LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Current installments of long-term debt.......................................... $  2,146    $  7,181
   Customer deposits...............................................................  123,177      60,900
   Accounts payable................................................................  115,252      86,282
   Accrued expenses................................................................   24,956      24,314
                                                                                    --------    --------
       Total current liabilities...................................................  265,531     178,677
Senior secured credit facility.....................................................  108,850      89,244
10 1/4% First Mortgage Notes due 2009..............................................  200,000     200,000
Long-term debt, excluding current installments.....................................      368         363
Other long-term liabilities........................................................    5,887       6,018
                                                                                    --------    --------
       Total liabilities...........................................................  580,636     474,302
                                                                                    --------    --------
Stockholder's equity:
   Common stock, no par value; authorized 350,000 shares; 1 share
     issued and outstanding........................................................       --          --
   Additional paid-in capital......................................................   88,599      88,599
   Accumulated deficit.............................................................  (21,963)     (7,016)
                                                                                    --------    --------
       Total stockholder's equity..................................................   66,636      81,583
                                                                                    --------    --------
                                                                                    $647,272    $555,885
                                                                                    ========    ========

     See accompanying notes to condensed consolidated financial statements

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  Three Months ended March 31, 2002 and 2001

                                                           Three Months ended
                                                               March 31,
                                                         ---------------------
                                                            2002       2001
                                                          --------   --------
                                                         (Dollars in thousands
  Net sales............................................. $157,947    $166,097
  Cost of sales.........................................  135,121     138,249
                                                          --------   --------
     Gross profit.......................................   22,826      27,848
  Selling, general and administrative expenses..........   39,710      43,145
  Loss on disposal of property, plant and equipment, net       60         549
                                                          --------   --------
     Operating loss.....................................  (16,944)    (15,846)
  Interest expense......................................   (7,118)     (8,861)
                                                          --------   --------
     Loss before income taxes...........................  (24,062)    (24,707)
  Income tax benefit....................................   (9,115)     (9,162)
                                                          --------   --------
     Net loss........................................... $(14,947)   $(15,545)
                                                          ========   ========

    See accompanying notes to condensed consolidated financial statements.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Three Months ended March 31, 2002 and 2001

                                                                      Three Months ended
                                                                          March 31,
                                                                    ---------------------
                                                                      2002        2001
                                                                    --------   ---------
                                                                    (Dollars in thousands
Cash flows from operating activities:
   Net loss........................................................ $(14,947)  $ (15,545)
                                                                    --------   ---------
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Provision for doubtful accounts.............................      462         471
       Depreciation and amortization...............................    6,789       6,752
       Loss on disposal of property, plant and equipment...........       60         549
       Deferred income tax expense.................................   (8,935)     (9,162)
       Changes in operating assets and liabilities increasing
         (decreasing) cash:
          Trade accounts receivable................................  (15,236)    (17,754)
          Other receivables........................................   15,662      22,108
          Inventories..............................................  (88,841)   (134,962)
          Prepaid expenses and other current assets................     (399)        324
          Other assets.............................................       61      (1,533)
          Accounts payable.........................................   28,970      48,933
          Accrued expenses.........................................      642       2,201
          Other long-term liabilities..............................     (131)      1,272
                                                                    --------   ---------
              Total adjustments....................................  (60,896)    (80,801)
                                                                    --------   ---------
              Net cash used in operating activities................  (75,843)    (96,346)
                                                                    --------   ---------
Cash flows from investing activities:
   Proceeds from sale of property, plant and equipment.............      235         215
   Purchases of property, plant and equipment......................   (2,020)     (5,488)
                                                                    --------   ---------
              Net cash used in investing activities................   (1,785)     (5,273)
                                                                    --------   ---------
Cash flows from financing activities:
   Proceeds from senior secured credit facility....................   94,805     105,007
   Payments on senior secured credit facility......................  (75,199)    (76,015)
   Principal payments on long-term debt............................   (5,030)        (41)
   Net increase in customer deposits...............................   62,277      72,460
                                                                    --------   ---------
              Net cash provided by financing activities............   76,853     101,411
                                                                    --------   ---------
Net decrease in cash...............................................     (775)       (208)
Cash at beginning of period........................................      997         413
                                                                    ========   =========
Cash at end of period.............................................. $    222   $     205
                                                                    ========   =========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest........................ $  1,959   $   3,610
                                                                    ========   =========
   Cash paid during the period for income taxes.................... $    102   $      --
                                                                    ========   =========

    See accompanying notes to condensed consolidated financial statements.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2002
                            (Dollars in thousands)

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

   The information presented as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001 is unaudited, and reflects all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 2002 and the results of its operations and its cash flows for the three month periods ended March 31, 2002 and 2001. The December 31, 2001 balance sheet information was derived from the audited Consolidated Financial Statements for the year ended December 31, 2001.

   The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2001, which are included as part of the Company's Annual Report on Form 10-K.

   The Company's business is highly seasonal with approximately 72% of sales generated between March and July. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year.

   Certain reclassifications have been made to the condensed consolidated financial statements for the three months ended March 31, 2001 in order to conform to the financial statement presentation for the three months ended March 31, 2002.

(2)  ACCOUNTING CHANGE

   Effective January 1, 2002, the Company adopted Statement of Financial Account Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which establishes accounting and reporting standards for goodwill and intangible assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." The Company is in process of performing the required transition impairment tests of goodwill and other intangibles as of January 1, 2002.

  Intangible Assets

   At January 1, 2002, the Company's intangible assets consisted of non-compete agreements with former employees and owners of businesses acquired. These assets are being amortized over the legal term of the individual agreements, which is generally less than four years. At March 31, 2002 and December 31, 2001, the carrying value of these arrangements was $0.9 million and $1.0 million, respectively, which is net of $0.7 million and $0.6 million, respectively, of accumulated amortization.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

   These intangible assets are included in "other assets" in the accompanying condensed consolidated balance sheets. Estimated annual amortization expense for the next three years follows: 2002--$0.5 million; 2003--$0.4 million and 2004--$0.2 million.

  Goodwill

   At March 31, 2002 and December 31, 2001, the carrying value of goodwill was $16.5 million. In accordance with SFAS No. 142, goodwill is no longer being amortized, but will be tested at least annually for impairment at the reporting unit level. In addition, goodwill will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.

   For the three months ended March 31, 2001, amortization of goodwill totaled $0.3 million. The following table reconciles reported net loss for the three months ended March 31, 2002 and 2001 to net loss that would have been recorded if SFAS No. 142 were effective for each of the periods presented:

                                                       Three Months ended
                                                            March 31,
                                                       ------------------
                                                         2002      2001
                                                       --------  --------
      Reconciliation of net loss:
         Net loss..................................... $(14,947) $(15,545)
         Add back: Goodwill amortization (net of tax).       --       213
                                                       --------  --------
         Adjusted net loss............................ $(14,947) $(15,332)
                                                       ========  ========

(3)  INVENTORIES

   Inventories at March 31, 2002 and December 31, 2001 consist of the following:

                                         March 31, December 31,
                                           2002        2001
                                         --------- ------------
                Crop protection products $124,406    $ 93,428
                Fertilizers.............   30,445      25,824
                Raw materials...........   86,809      62,624
                Seeds...................   41,838      12,752
                Sundries and other......   16,561      16,590
                                         --------    --------
                                         $300,059    $211,218
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

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

   In connection with the acquisitions of AgriBusiness and Royster-Clark (predecessor company), the Company obtained indemnities for certain claims related to environmental matters that existed or arose prior to the acquisitions. The indemnities related to AgriBusiness are subject to a $4,500 deductible, an overall cap on all indemnities of approximately $27,000, and certain time limitations. The indemnities related to Royster-Clark, Inc. (predecessor company) are subject to a deductible of $2,000, certain time limitations and an overall cap of $5,000 on all indemnities. In addition, Royster-Clark, Inc. (predecessor company) had obtained indemnities from Lebanon Chemical Corporation (LCC) for certain claims related to environmental matters that existed at sites acquired from LCC in December 1998. The Company also obtained indemnities from the former stockholder of Alliance for environmental conditions identified as of the date of acquisition.

   The Company has recorded environmental liabilities at March 31, 2002 and December 31, 2001 for the estimated cost of cleanup efforts of identified contamination or site characterization, which total $3,443 and $3,483, respectively, and are included in other long-term liabilities in the accompanying condensed consolidated balance sheets. Actual cash expenditures during the three months ended March 31, 2002 and 2001 were $40 and $15, respectively. These liabilities do not take into account any claims for recoveries from insurance or third parties and are not discounted. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainty in evaluating environmental exposures.

(5)  SENIOR SECURED CREDIT FACILITY

   At March 31, 2002, the Company was in violation of the working capital and net worth covenants under the senior secured credit facility. In May 2002, the consortium of lenders agreed to waive the violations as of March 31, 2002. In consideration for the waiver of the violations, the Company will be required to pay the lenders a fee of approximately $45 in the second quarter.

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

              Royster-Clark Realty LLC  Royster-Clark Nitrogen,
                                        Inc.
              Royster-Clark Resources   Alliance Fertilizer of
                LLC                     Suffolk, Inc.
              Royster-Clark             Seaboard Liquid Plant
                AgriBusiness, Inc.      Food, Inc
              Royster-Clark
                AgriBusiness Realty LLC

   There are currently no restrictions on the ability of Royster-Clark to obtain funds from its guarantor subsidiaries through dividends or loans.

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

   The following tables present the condensed financial data of Royster-Clark and its guarantor subsidiaries as of March 31, 2002 and December 31, 2001 and for the three month periods ended March 31, 2002 and 2001.

Balance Sheet Data as of March 31, 2002:

                                                       Royster-Clark,  Guarantor
                                                            Inc.      Subsidiaries Eliminations Consolidated
                                                       -------------- ------------ ------------ ------------
Current assets:
   Cash...............................................    $     42      $    180    $      --     $    222
   Trade accounts receivable, net.....................          --        92,468       (3,940)      88,528
   Other receivables..................................         898        12,773       (4,952)       8,719
   Inventories........................................          --       300,059           --      300,059
   Prepaid expenses and other current assets..........         630         2,015           --        2,645
   Deferred income taxes..............................       5,400            --           --        5,400
                                                          --------      --------    ---------     --------
       Total current assets...........................       6,970       407,495       (8,892)     405,573
Property, plant and equipment, net....................      12,972       186,041           --      199,013
Goodwill, net.........................................      12,012         4,528           --       16,540
Deferred income taxes.................................      14,330            --           --       14,330
Deferred financing costs, net.........................       9,986            --           --        9,986
Other assets, net.....................................          67         1,763           --        1,830
Investment in subsidiaries............................     342,587            --     (342,587)          --
                                                          --------      --------    ---------     --------
       Total assets...................................    $398,924      $599,827    $(351,479)    $647,272
                                                          ========      ========    =========     ========
Current liabilities:
   Current installments of long-term debt.............    $     --      $  2,146    $      --     $  2,146
   Customer deposits..................................          --       123,177           --      123,177
   Accounts payable...................................          --       124,144       (8,892)     115,252
   Accrued expenses...................................      10,853        14,103           --       24,956
                                                          --------      --------    ---------     --------
       Total current liabilities......................      10,853       263,570       (8,892)     265,531
Senior secured credit facility........................     108,850            --           --      108,850
10 1/4% First Mortgage Notes..........................     200,000            --           --      200,000
Long-term debt, excluding current installments........          --           368           --          368
Other long-term liabilities...........................         512         5,375           --        5,887
                                                          --------      --------    ---------     --------
       Total liabilities..............................     320,215       269,313       (8,892)     580,636
                                                          --------      --------    ---------     --------
Stockholder's equity:
   Common stock.......................................          --            --           --           --
   Additional paid-in capital.........................      78,599       352,587     (342,587)      88,599
   Retained earnings (accumulated deficit)............         110       (22,073)          --      (21,963)
                                                          --------      --------    ---------     --------
       Total stockholder's equity.....................      78,709       330,514     (342,587)      66,636
                                                          --------      --------    ---------     --------
       Total liabilities and stockholder's equity.....    $398,924      $599,827    $(351,479)    $647,272
                                                          ========      ========    =========     ========

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

Balance Sheet Data as of December 31, 2001:

                                                       Royster-Clark,  Guarantor
                                                            Inc.      Subsidiaries Eliminations Consolidated
                                                       -------------- ------------ ------------ ------------
Current assets:
   Cash...............................................    $     42      $    955    $      --     $    997
   Trade accounts receivable, net.....................          --        73,754           --       73,754
   Other receivables..................................       4,204        42,306      (22,129)      24,381
   Inventories........................................          --       211,257          (39)     211,218
   Prepaid expenses and other current assets..........         356         1,890           --        2,246
   Deferred income taxes..............................       6,000            --           --        6,000
                                                          --------      --------    ---------     --------
       Total current assets...........................      10,602       330,162      (22,168)     318,596
Property, plant and equipment, net....................      13,354       190,091           --      203,445
Goodwill..............................................      12,012         4,528           --       16,540
Deferred income taxes.................................       4,795            --           --        4,795
Deferred financing costs, net.........................      10,512            --           --       10,512
Other assets, net.....................................          75         1,922           --        1,997
Investment in subsidiaries............................     322,845            --     (322,845)          --
                                                          --------      --------    ---------     --------
       Total assets...................................    $374,195      $526,703    $(345,013)    $555,885
                                                          ========      ========    =========     ========
Current liabilities:
   Current installments of long-term debt.............    $      4      $  7,177    $      --     $  7,181
   Customer deposits..................................          --        60,900           --       60,900
   Accounts payable...................................          --       108,411      (22,129)      86,282
   Accrued expenses...................................       5,750        18,564           --       24,314
                                                          --------      --------    ---------     --------
       Total current liabilities......................       5,754       195,052      (22,129)     178,677
Senior secured credit facility........................      89,244            --           --       89,244
10 1/4% First Mortgage Notes..........................     200,000            --           --      200,000
Long-term debt, excluding current installments........          --           363           --          363
Other long-term liabilities...........................         490         5,528           --        6,018
                                                          --------      --------    ---------     --------
       Total liabilities..............................     295,488       200,943      (22,129)     474,302
                                                          --------      --------    ---------     --------
Stockholder's equity:
   Common stock.......................................          --            --           --           --
   Additional paid-in capital.........................      78,599       332,845     (322,845)      88,599
   Retained earnings (accumulated deficit)............         108        (7,085)         (39)      (7,016)
                                                          --------      --------    ---------     --------
       Total stockholder's equity.....................      78,707       325,760     (322,884)      81,583
                                                          --------      --------    ---------     --------
       Total liabilities and stockholder's equity.....    $374,195      $526,703    $(345,013)    $555,885
                                                          ========      ========    =========     ========

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

Statement of Operations Data for the three months ended March 31, 2002 and 2001:

                                                       Royster-Clark,  Guarantor
                                                            Inc.      Subsidiaries Eliminations Consolidated
                                                       -------------- ------------ ------------ ------------
Three Months ended March 31, 2002
Net sales.............................................     $  898       $170,377     $(13,328)    $157,947
Cost of sales.........................................        106        143,430       (8,415)     135,121
                                                           ------       --------     --------     --------
   Gross profit.......................................        792         26,947       (4,913)      22,826
Selling, general and administrative expenses..........        292         44,370       (4,952)      39,710
Loss on disposal of property, plant and equipment, net         16             44           --           60
                                                           ------       --------     --------     --------
   Operating income (loss)............................        484        (17,467)          39      (16,944)
Interest expense......................................       (482)        (6,636)          --       (7,118)
                                                           ------       --------     --------     --------
   Income (loss) before income taxes..................          2        (24,103)          39      (24,062)
Income tax expense (benefit)..........................          1         (9,116)          --       (9,115)
                                                           ------       --------     --------     --------
   Net income (loss)..................................     $    1       $(14,987)    $     39     $(14,947)
                                                           ======       ========     ========     ========

Three Months ended March 31, 2001
Net sales.............................................     $1,062       $173,130     $ (8,095)    $166,097
Cost of sales.........................................        105        140,969       (2,825)     138,249
                                                           ------       --------     --------     --------
   Gross profit.......................................        957         32,161       (5,270)      27,848
Selling, general and administrative expenses..........        298         48,349       (5,502)      43,145
Loss on disposal of property, plant and equipment, net        103            446           --          549
                                                           ------       --------     --------     --------
   Operating income (loss)............................        556        (16,634)         232      (15,846)
Interest expense......................................       (554)        (8,307)          --       (8,861)
                                                           ------       --------     --------     --------
   Income (loss) before income taxes..................          2        (24,941)         232      (24,707)
Income tax expense (benefit)..........................          1         (9,163)          --       (9,162)
                                                           ------       --------     --------     --------
   Net income (loss)..................................     $    1       $(15,778)    $    232     $(15,545)
                                                           ======       ========     ========     ========

                     ROYSTER-CLARK, INC. AND SUBSIDIARIES

Statement of Cash Flow Data for the three months ended March 31, 2002 and 2001:

                                                        Royster-Clark,  Guarantor
                                                             Inc.      Subsidiaries Eliminations Consolidated
                                                        -------------- ------------ ------------ ------------
Three Months Ended March 31, 2002
Net cash used in operating activities..................    $(19,615)     $(56,228)      $ --       $(75,843)
                                                           --------      --------       ----       --------
Cash flows from investing activities:
   Proceeds from sale of property, plant and equipment.          13           222         --            235
   Purchases of property, plant and equipment..........          --        (2,020)        --         (2,020)
                                                           --------      --------       ----       --------
       Net cash provided by (used in) investing
         activities....................................          13        (1,798)        --         (1,785)
                                                           --------      --------       ----       --------
Cash flows from financing activities:
   Proceeds from senior secured credit facility........      94,805            --         --         94,805
   Payments on senior secured credit facility..........     (75,199)           --         --        (75,199)
   Principal payments on long-term debt................          (4)       (5,026)        --         (5,030)
   Net increase in customer deposits...................          --        62,277         --         62,277
                                                           --------      --------       ----       --------
       Net cash provided by financing activities.......      19,602        57,251         --         76,853
                                                           --------      --------       ----       --------
Net decrease in cash...................................          --          (775)        --           (775)
Cash at beginning of period............................          42           955         --            997
                                                           --------      --------       ----       --------
Cash at end of period..................................    $     42      $    180       $ --       $    222
                                                           ========      ========       ====       ========

Three Months Ended March 31, 2001
Net cash used in operating activities..................    $(29,012)     $(67,334)      $ --       $(96,346)
                                                           --------      --------       ----       --------
Cash flows from investing activities:
   Proceeds from sale of property, plant and equipment.          31           184         --            215
   Purchases of property, plant and equipment..........          --        (5,488)        --         (5,488)
                                                           --------      --------       ----       --------
       Net cash provided by (used in) investing
         activities....................................          31        (5,304)        --         (5,273)
                                                           --------      --------       ----       --------
Cash flows from financing activities:
   Proceeds from senior secured credit facility........     105,007            --         --        105,007
   Payments on senior secured credit facility..........     (76,015)           --         --        (76,015)
   Principal payments on long-term debt................         (11)          (30)        --            (41)
   Net increase in customer deposits...................          --        72,460         --         72,460
                                                           --------      --------       ----       --------
       Net cash provided by financing activities.......      28,981        72,430         --        101,411
                                                           --------      --------       ----       --------
Net decrease in cash...................................          --          (208)        --           (208)
Cash at beginning of period............................          42           371         --            413
                                                           --------      --------       ----       --------
Cash at end of period..................................    $     42      $    163       $ --       $    205
                                                           ========      ========       ====       ========

Item 2. Management's Discussion and Analysis of Financial Condition, Results of Operations and Cash Flows

THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS. SEE "FORWARD-LOOKING STATEMENTS" ABOVE.

General

   Royster-Clark, Inc. together with its subsidiaries, (the ''Company'' or "Royster-Clark") is a retail and wholesale distributor of mixed fertilizer, fertilizer materials, seed, crop protection products and agronomic services to farmers, primarily in the East, South and Midwest. The Company's operations include retail farm centers ("Farmarkets"), granulation, blending and seed processing plants, and an integrated network of storage and distribution terminals and warehouses. In addition, the Company operates two nitrogen-manufacturing plants that supply the retail and wholesale distribution businesses with nitrogen fertilizer products. Our business is affected by a number of factors, including weather conditions; prevailing prices for fertilizer; the availability and prevailing prices for natural gas used in the production of various fertilizers; and the availability and prevailing prices of other crop production inputs.

   Weather conditions can significantly affect our results of operations, both for quarterly reporting and on an annual basis. Adverse weather conditions during the planting season may force farmers to either delay or abandon their planting, or change to another crop, which may lead to lower use of fertilizer, seed and crop protection products.

   Another factor affecting our business is the price for fertilizers. We purchase nitrogen materials, phosphates, and potash and resell these nutrients in either their original form or in the form of multi-nutrient fertilizers. Prices for phosphates have recently experienced some volatility while potash has been relatively stable over the past several years. During the first quarter of 2002, nitrogen pricing has remained relatively stable compared to 2001 when pricing dropped significantly. The level of nitrogen prices directly affects the profitability of our two nitrogen-manufacturing plants.

   The major raw material in the manufacture of nitrogen products is natural gas. We purchase natural gas through a combination of firm supply, fixed-price and market-priced contracts for use in our nitrogen-production plant in East Dubuque, IL. Natural gas pricing quoted at the Henry Hub was $2.55 per MMBTU at December 31, 2001. Natural gas prices have remained relatively stable during most of the quarter but have risen to $3.26 per MMBTU as of March 31, 2002. The level of natural gas prices directly affects the profitability of our East Dubuque plant.

   The crop production inputs distribution business is seasonal, with approximately 72% of sales occurring between March and July based upon planting, growing and harvesting cycles. This seasonality results from the planting, growing and harvesting cycles of our customers. Inventories are accumulated to be available for seasonal sales, requiring significant storage capacity. The accumulation of inventory is financed by suppliers or by the Company through its credit facility. Depending on weather and field conditions in the Company's widely diverse geographic marketing areas, the period of heavy product shipments to customers can vary by several weeks, which may have a material impact on whether sales are recorded in the first or second quarter.

Results of Operations

  Three months ended March 31, 2002 compared to three months ended March 31,
  2001

   The following table and discussion provides information regarding Royster-Clark's statement of operations as a percentage of net sales.


                                                             Three Months
                                                            ended March 31,
                                                            --------------
                                                             2002    2001
                                                            ------  ------
     Net sales............................................. 100.0 %  100.0%
     Cost of sales.........................................   85.5    83.2
                                                            ------  ------
     Gross profit..........................................   14.5    16.8
     Selling, general and administrative expenses..........   25.2    26.1
     Loss on disposal of property, plant and equipment, net     --     0.3
                                                            ------  ------
     Operating loss........................................ (10.7)   (9.6)
     Interest expense......................................  (4.5)   (5.3)
                                                            ------  ------
     Loss before taxes..................................... (15.2)  (14.9)
     Income tax benefit....................................  (5.7)   (5.5)
                                                            ------  ------
     Net loss..............................................  (9.5)%  (9.4)%
                                                            ======  ======

   Net sales. Royster-Clark's net sales were $157.9 million for the first quarter of 2002 compared to $166.1 million for the same period in 2001, a decrease of $8.2 million, or 4.9%. The decrease in sales resulted from price depreciation of fertilizer materials, predominantly nitrogen products, and inclement weather in several of the Company's market areas. Rainfall in portions of south central United States through the Ohio River Valley impeded fieldwork during March 2002 compared to 2001, while conversely market areas in the southeast experienced improved weather and field conditions. The change in sales resulted from the following factors:

  . Sales of various nitrogen fertilizer products were $7.1 million lower for the three months ended March 31, 2002 compared to the comparable period in 2001. Sales were approximately $12.3 million lower due to market related price depreciation that was partially offset by volume increases of $5.2 million due to more favorable weather in the southeast market areas. The price decline resulted from the significant decrease in natural gas prices discussed above and competition from low priced imported materials. The volume increases from the southeast offset the impact of inclement weather in market areas located in south central United States through the Ohio River Valley.

  . Sales of other fertilizer products from market areas affected by inclement weather was $4.8 million lower than the comparable period of 2001.

  . Sales of crop protection and seed products were $3.7 million higher due to favorable weather conditions in southeast market areas in the three months ended March 31, 2002 compared to the comparable period last year.

   Gross profit. Gross profit was $22.8 million for the first quarter of 2002 compared to $27.8 million for the same period in 2001, a decrease of $5.0 million, or 18.0%. The decrease in gross profit resulted from the following factors:

  . Decreased gross profit in various nitrogen products of $2.5 million compared to the comparable period in 2001. This gross profit decrease resulted from approximately $4.2 million in price depreciation. Gross profit was approximately $1.0 million higher due to sales volume increases described above and $0.7 million higher due to the leverage of East Dubuque sales. The East Dubuque plant operated for the entire quarter in 2002 compared to being shut down for most of the quarter in 2001.

  . Gross profit from other fertilizer products was $1.2 million less than the comparably period last year due to decreased sales described above.


  . Lower gross profit of approximately $1.1 million affecting all product categories resulted from higher costs from freight and other costs.

  . Gross profit from crop protection and seed products was $0.2 million lower than the comparable period last year due to the sales mix of lower gross profit products sold in the southeast compared to higher gross profit products sold in the Midwest in 2001.

   Gross margin was 14.5% for the first quarter of 2002 compared to 16.8% for the same period in 2001. Lower gross margin percentage resulted primarily from sales price declines in nitrogen products.

   Selling, general and administrative expenses. Selling, general and administrative expenses were $39.7 million for the first quarter of 2002 compared to $43.1 million for the same period in 2001, a decrease of $3.4 million, or 7.9%. The decrease in selling, general and administrative expenses resulted from the following factors:

  . Expenses were approximately $2.6 million lower compared to 2001 due to less expense supporting sales volume decreases including seasonal labor and overtime, fuel, power, repairs and supplies.

  . Full time salary costs were approximately $0.9 million lower due to personnel reductions.

  . Expenses capitalized into inventory were approximately $0.5 million higher than last year due to increased shipments through Farmarkets in the southeast.

  . Amortization of goodwill and other assets was approximately $0.4 million lower compared to 2001, predominantly due to adoption of provisions of Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets". During 2001 selling, general, and administrative expenses, reflect charges for the amortization of goodwill, which is no longer amortized in the current year with the adoption of FAS No. 142. For the three months ended March 31, 2001, amortization of goodwill totaled $0.3 million.

  . Other net expenses were approximately $0.1 million lower compared to 2001 due to the results of other cost savings measures.

The decrease in selling, general and administrative expenses described above was partially offset by increases in property and general liability insurance of $0.7 million and depreciation of $0.4 million. Selling, general and administrative expense as a percentage of net sales was 25.2% for the first quarter of 2002 compared to 26.1% for the same period in 2001. Lower selling, general, and administrative expenses as a percent of net sales resulted from personnel reduction, lower amortization and other expense reductions not driven by volume changes. The ratio of quarterly selling, general and administrative expense to net sales fluctuates widely within the fiscal year due to the seasonal nature of sales volumes, however, actual selling, general and administrative expenses exhibit less seasonal fluctuations.

   Loss on disposal of property, plant and equipment, net. Loss on sales of fixed assets was $0.1 million in 2002 compared to $0.5 million in 2001. This decrease was the result of the disposal last year of a former administrative office.

   Operating loss. Operating loss was $16.9 million for the first quarter of 2002 compared to $15.8 million for the same period in 2001, an increase of $1.1 million, or 7.0%. This increase was the result of factors discussed above. Operating loss as a percentage of net sales was 10.7% for the first quarter in 2002 compared to 9.6% for the same period in 2001 due to the decreased gross margin percentage described above.

   Interest expense. Interest expense was $7.1 million for the first quarter in 2002 compared to $8.9 million for the same period in 2001, a decrease of $1.8 million, or 20.2%. The decrease in interest expense was due to both lower average daily borrowings for the quarter against our senior secured credit facility and lower interest rates. Average daily borrowings against our senior secured credit facility used to fund working capital needs were $41.6 million lower in 2002 compared to 2001 resulting in approximately $1.0 million less interest expense. Lower interest rates on the senior secured credit facility of approximately 3.2% resulted in approximately $0.8 million less expense in 2002 as compared to 2001.

   Income tax benefit. Income tax benefit was $9.1 million for the first quarter of 2002 compared to $9.2 million for the same period in 2001, a decrease of $0.1 million. The lower income tax benefit is attributable to a higher effective tax rate. The effective tax rate was 37.9% for the first quarter of 2002 compared to 37.1% for the same period in 2001. The higher effective tax rate in 2002 compared to 2001 resulted from the elimination of goodwill amortization in the first quarter of 2002 as a result of the adoption of SFAS No. 142.

   Net loss. Net loss was $14.9 million for the first quarter of 2002 compared to $15.5 million for the same period in 2001, a decrease of $0.6 million, resulting from the fluctuations noted above.

Liquidity and Capital Resources

   Our primary capital requirements are for working capital, debt service, capital expenditures and possible acquisitions. For day-to-day liquidity requirements, we operate with a $245 million senior secured credit facility ("credit facility") with a consortium of banks. The credit facility expires in April 2004. At March 31, 2002, the borrowing base provisions under the facility supported a borrowing availability of $145.1 million, from which we had drawn $108.9 million. This facility includes up to $10.0 million for letters of credit. This facility contains financial and operational covenants and other restrictions with which we must comply, including a requirement to maintain financial ratios and limitations on our ability to incur additional indebtedness.

   At March 31, 2002, the Company was in violation of the working capital and net worth covenants under the credit facility. In May 2002, the consortium of lenders agreed to waive these violations as of March 31, 2002. The failure to comply with the covenants resulted from the following:

  . Costs incurred associated with the Agro acquisition that was not completed during 2001.

  . Lower operating results for the first quarter of 2002 due to delayed farmer fertilization and planting because of wet fields in portions of the Midwest.

  . Classification of net operating loss carryforwards as long-term deferred taxes in fiscal 2002.

  . Increases in letter of credit requirements due in part to tighter insurance markets.

In consideration for the waiver of the violations, the Company will pay the lenders a fee of approximately $45 thousand in the second quarter. We believe that cash generated from operations and borrowings available under the credit facility will be sufficient to meet our operating and capital needs in the near future.

   Capital expenditures were $2.0 million for the three months ended March 31, 2002 compared with $5.5 million for the three months ended March 31, 2001. These capital expenditures were primarily for facilities improvements and machinery and equipment replacement projects. We estimate total capital expenditures, excluding acquisitions, for 2002 will range from $6.0 to $10.0 million.

   Net cash used in operating activities for the three months ended March 31, 2002 was $75.8 million compared to $96.3 million for comparable period in 2001, a decrease of $20.5 million. The most significant component of cash flows used in operating activities was fluctuations in operating assets and liabilities due to the seasonal nature of our business. The decrease of $20.5 million resulting primarily from lower inventory, net of accounts payable of $26.2 million due to improved management of inventory levels of all product groups and lower prices of nitrogen products. Lower collections of other receivables of $6.4 million resulted from collection last year of $6.9 million of the receivable recorded in December of 2000 for the sale of natural gas purchase contracts.

   Net cash used in investing activities amounted to $1.8 million in 2002 compared to $5.3 million in 2001, a decrease of $3.5 million. The decrease in net cash used in investing activities resulted from less capital expenditures in 2002.

   Net cash provided by financing activities totaled $76.9 million compared to $101.4 million in 2000, a decrease of $24.5 million. Decreased cash provided by financing activities in 2002 compared to 2001 resulted from $9.4 million decreased net proceeds from the credit facility, a decrease in customer deposits of $10.2 million and payment of $5.0 million on the note payable entered in 1997. Lower working capital needs required lower borrowings under the credit facility. The decrease in customer deposits resulted predominantly from price depreciation of the products for which the deposits were made.

   Net working capital, excluding senior secured credit facility and current installments of long-term debt at March 31, 2002 totaled $142.2 million versus $147.1 million at December 31, 2001, a decrease of $4.9 million, or 3.3%. This decrease resulted primarily from higher customer deposits of $62.3 million and accounts payable of $29.0 million resulting from normal seasonal movement of operating liabilities. Lower working capital of $17.2 million also resulted from collections on various product rebate programs received during the first quarter, collections on other receivables and other working capital changes. Higher inventory of $88.8 million and trade receivables of $14.8 million resulting from normal seasonal fluctuations in operating assets due to the seasonal nature of our business partially offset working capital decreases described above.

Recently Issued Accounting Standards

  Statement of Financial Accounting Standards No. 143

   In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact of this new standard.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

   The Company is exposed to market risk due to changes in natural gas prices. Natural gas is a raw material used in the production of various nitrogen-based products that the Company either manufactures at its East Dubuque plant or purchases from vendors. Market prices of nitrogen-based products are affected by changes in natural gas prices as well as supply and demand and other factors. As a normal course of business, nitrogen-based products are purchased during the winter and early spring to supply its needs during the high sales volume spring season. Nitrogen-based inventory remaining at the end of the spring season will be subject to market risk due to changes in natural gas prices and supply and demand. Currently, the Company enters into limited indexed price commitments to purchase natural gas for use in its East Dubuque facility and therefore is exposed to significant market risk. Changes in levels of natural gas prices and market prices of nitrogen-based products can materially affect the Company's financial position and results of operations.

   The Company is also exposed to changes in interest rates. The interest rates that we pay for borrowings under our credit facility are based on the LIBOR rate of interest charged by the agent bank under our credit facility. Our operating results will be impacted by changes in interest rates. We estimate that based on an estimated annual average balance on our credit facility that each 1% change in market interest rate will impact before tax earnings by approximately $1.4 million. Our First Mortgage Notes bear interest at a fixed rate of 10 1/4%. Some of our customer deposits also bear interest at a fixed rate, which is established on an annual basis at the beginning of each farming season based on prevailing market rates for similar programs in each of the regions in which we operate.

   The Company engages in limited commodity hedging activities with respect to its grain and seed purchases. Given the current economic climate, we believe that the rates in force approximate market rates. We do not hold or issue derivative financial instruments for trading purposes.

   At March 31, 2002, the Company's exposure to market risk factors had not materially changed from December 31, 2001.

                          PART 2.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

   (a)(1) Financial Statements:

   The following condensed consolidated financial statements are included in
Part 1, Item 1, of this Form 10-Q:
   Condensed Consolidated Balance Sheet as of March 31, 2002 and December 31,
2001
   Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2002 and 2001
   Condensed Consolidated Statements of Cash Flow for the Three Months ended March 31, 2002 and 2001

   (2) Financial Statement Schedules: None.

   (3) Exhibits:

Exhibit
Number                                              Description
------                                              -----------
  3.01  Restated Certificate of Incorporation of the Company. +
  3.02  Certificate of Amendment of Restated Certificate of Incorporation of the Company. +
  3.03  Amended and Restated Bylaws of the Company. +
  4.01  Indenture dated as of April 22, 1999 by and among the Company, the Guarantors, and the United
          States Trust Company of New York, as Trustee. +
  4.02  Form of 10 1/4% First Mortgage Note Due 2009 (Included in Exhibit 4.01)+
 10.01  Credit Agreement dated as of April 22, 1999 by and among the Company, the Guarantors, various lenders, DLJ Capital Funding, as arranger and syndication agent, J.P. Morgan Securities Inc., as documentation agent and U.S. Bancorp Ag Credit, Inc., as administrative agent. +
 10.03  Supply Agreement dated as of April 22, 1999 among IMC Kalium Ltd., IMC-Agrico Company and the Company. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. +
 10.04  Company Employee Savings and Investment Plan. +
 10.05  Royster-Clark Group, Inc. 1999 Restricted Stock Purchase and Option Plan. +
 10.06  Employment Agreement dated as of April 22, 1999 by and among Francis P. Jenkins, Jr., Royster-
          Clark Group, Inc. and Royster-Clark, Inc. +
 10.14  Amendment Agreement dated August 18, 2000 amending Credit Agreement. ++
 10.15  Second Amendment to Revolving Credit Agreement among Royster-Clark, Inc., various financial institutions, DLJ Capital Funding, J.P. Morgan Securities, Inc., and U.S. Bancorp, Ag Credit, Inc.
          +++
 10.16  Employment Agreement dated as of December 1, 1999 between Royster-Clark, Inc. and G. Kenneth
          Moshenek. ++++
 10.17  Employment Agreement dated as of December 1, 1999 between Royster-Clark, Inc. and Walter
          Vance. ++++
 10.18  Form of Waiver and Consent dated May 6, 2002 under the Revolving Credit Agreement by and among Royster-Clark, Inc. and various financial institutions *

--------
+    Incorporated by reference to Registration Statement on Form S-4 (Reg. No.:
     333-81235) where it has been filed as an Exhibit.
++ Incorporated by reference to Exhibit No. 10.14 to Form 10Q for the quarterly period ended June 30, 2000 (Reg. No.: 333-81235) filed on August 21, 2000.
+++ Incorporated by reference to Exhibit No 10.15 to Form 10Q for the quarterly period ended September 30, 2000 (Reg. No.: 333-81235) filed on November 14, 2000.
++++ Incorporated by reference to Exhibit No 10.15 to Form 10K for the annual period ended December 31, 2000 (Reg. No.: 333-81235) filed on April 2, 2001.
*    Filed herein.

   (b) Reports on Form 8-K--None

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ROYSTER-CLARK, INC.


                                                    /s/  WALTER R. VANCE
                                                -----------------------------
                                                        Walter R. Vance
                                                    Chief Accounting Officer


Date: May, 13, 2002