Form 10-Q
period 2002-06-30
ROYSTER-CLARK INC
filed 2002-08-13
CIK 1088893

As Filed with the Securities and Exchange Commission on August 13, 2002

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-81235

ROYSTER-CLARK, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	76-0329525
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 FIFTH AVENUE — 25TH FLOOR
NEW YORK, NEW YORK 10020
(212) 332-2965
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the last practical date:    Not Applicable

ROYSTER-CLARK, INC.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Report, the words “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “hope,” “may” and similar expressions, as well as “will,” “shall” and other indications of future tense, are intended to identify forward-looking statements. Similarly, statements that describe the Company’s future plans, objectives, targets or goals are also forward-looking statements. The forward-looking statements are based on our current expectations and speak only as of the date made. These forward-looking statements involve known and unknown risks, uncertainties and other factors that in some cases have affected our historical results and could cause actual results in the future to differ significantly from the results anticipated in forward-looking statements made in this Report. Important factors that could cause a material effect include, but are not limited to, (i) changes in matters which affect the global supply and demand of fertilizer products, (ii) the volatility of the natural gas markets, (iii) a variety of conditions in the agricultural industry such as grain prices, planted acreage, projected grain stocks, U.S. government policies, weather and changes in agricultural production methods, (iv) possible unscheduled plant outages and other operating difficulties, (v) price competition and capacity expansions and reductions from both domestic and international producers, (vi) the relative unpredictability of national and local economic conditions within the markets we serve, (vii) environmental regulations, (viii) other important factors affecting the fertilizer industry, (ix) fluctuations in interest rates and (x) other factors referenced in the Company’s Reports and registration statements filed with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements.

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

PART I.     FINANCIAL INFORMATION

ITEM 1.    Financial Statements

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND DECEMBER 31, 2001
(Dollars in thousands)

	June 30, 2002	December 31, 2001
Assets
Current assets:
Cash	$317	997
Trade accounts receivable, net of allowance for doubtful accounts of $8,311 and $5,350 at June 30, 2002 and December 31, 2001, respectively	180,143	73,754
Other receivables	35,068	24,381
Inventories	139,206	211,218
Prepaid expenses and other current assets	2,079	2,246
Deferred income taxes	8,000	6,000

Total current assets	364,813	318,596
Property, plant and equipment, net	194,266	203,445
Goodwill	16,540	16,540
Deferred income taxes	—	4,795
Deferred financing costs, net	9,461	10,512
Other assets, net	1,739	1,997

	$586,819	555,885

Liabilities and Stockholder’s Equity
Current liabilities:
Current installments of long-term debt	$2,147	7,181
Customer deposits	30,250	60,900
Accounts payable	69,839	86,282
Accrued expenses	20,748	24,314

Total current liabilities	122,984	178,677
Senior secured credit facility	154,343	89,244
10 1/4% First Mortgage Notes due 2009	200,000	200,000
Long-term debt, excluding current installments	363	363
Other long-term liabilities	5,600	6,018
Deferred income taxes	6,574	—

Total liabilities	489,864	474,302

Stockholder’s equity:
Common stock, no par value. Authorized 350,000 shares; 1 share issued and outstanding	—	—
Additional paid-in capital	88,599	88,599
Retained earnings (accumulated deficit)	8,356	(7,016)

Total stockholder’s equity	96,955	81,583

	$586,819	555,885

See accompanying notes to condensed consolidated financial statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Dollars in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2002	2001	2002	2001
Net sales	$470,511	534,633	628,458	700,730
Cost of sales	371,916	422,412	507,037	560,661

Gross profit	98,595	112,221	121,421	140,069
Selling, general and administrative expenses	42,244	49,134	81,954	92,279
Loss on disposal of property, plant and equipment, net	103	293	163	842

Operating income	56,248	62,794	39,304	46,948
Interest expense	(7,301)	(9,725)	(14,419)	(18,586)

Income before income taxes	48,947	53,069	24,885	28,362
Income tax expense	18,628	20,261	9,513	11,099

Net income	$30,319	32,808	15,372	17,263

See accompanying notes to condensed consolidated financial statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Dollars in thousands)

	Six Months ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$15,372	17,263

Adjustments to reconcile net income to net cash used in operating activities:
Provision for doubtful accounts	1,882	1,653
Depreciation and amortization	13,471	13,137
Loss on disposal of property, plant and equipment	163	842
Deferred income taxes	9,369	10,810
Changes in operating assets and liabilities increasing (decreasing) cash:
Trade accounts receivable	(108,271)	(115,296)
Other receivables	(10,687)	4,871
Inventories	72,012	88,863
Prepaid expenses and other current assets	167	3,884
Other assets	16	(577)
Accounts payable	(16,443)	(34,037)
Accrued expenses	(3,566)	(1,999)
Other long-term liabilities	(418)	1,063

Total adjustments	(42,305)	(26,786)

Net cash used in operating activities	(26,933)	(9,523)

Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment	739	497
Purchases of property, plant and equipment	(3,901)	(9,334)
Costs associated with Agro Acquisition	—	(1,816)

Net cash used in investing activities	(3,162)	(10,653)

Cash flows from financing activities:
Proceeds from senior secured credit facility	220,886	240,735
Payments on senior secured credit facility	(155,787)	(175,970)
Principal payments on long-term debt	(5,034)	(60)
Net decrease in customer deposits	(30,650)	(44,512)

Net cash provided by financing activities	29,415	20,193

Net increase (decrease) in cash	(680)	17
Cash at beginning of period	997	413

Cash at end of period	$317	430

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14,104	18,811

Cash paid during the period for income taxes	$260	258

See accompanying notes to condensed consolidated financial statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(Dollars in thousands)

(1)    Description of Business and Basis of Presentation

Royster-Clark, Inc. (herein referred to as Royster-Clark or the Company) is a retail and wholesale distributor of mixed fertilizer, fertilizer materials, seed, crop protection products and agronomic services to farmers, primarily in the East, South and Midwest. The Company’s operations consist of retail farm centers, granulation, blending and seed processing plants, and an integrated network of storage and distribution terminals and warehouses. In addition, the Company operates two nitrogen-manufacturing plants that supply the retail and wholesale distribution businesses with nitrogen fertilizer products.

The information presented as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 is unaudited, and reflects all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s financial position as of June 30, 2002 and the results of its operations and its cash flows for the three and six month periods ended June 30, 2002 and 2001. The December 31, 2001 balance sheet information was derived from the audited Consolidated Financial Statements for the year ended December 31, 2001.

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2001, which are included as part of the Company’s Annual Report on Form 10-K.

The Company’s business is highly seasonal with approximately 70% of sales generated between March and July. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year.

Certain reclassifications have been made to the condensed consolidated financial statements as of December 31, 2001 and for the three and six months ended June 30, 2001 in order to conform to the financial statement presentation as of and for the three and six months ended June 30, 2002.

(2)    Accounting Change

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which establishes accounting and reporting standards for goodwill and intangible assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather tested for impairment at least annually. Upon the adoption of SFAS No. 142 effective January 1, 2002, the Company ceased amortizing amounts related to goodwill. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment, while the second phase (if necessary), which is required to be completed by December 31, 2002, measures the impairment. The Company completed its first phase impairment analysis during the current quarter which indicated no impairment of its recorded goodwill; accordingly, the second testing phase, absent future indication of impairment, is not necessary during 2002.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2002
(Dollars in thousands)

Intangible Assets

At January 1, 2002, the Company’s intangible assets consisted of non-compete agreements with former employees and owners of businesses acquired. These assets are being amortized over the legal term of the individual agreements, which is generally less than four years. At June 30, 2002 and December 31, 2001, the carrying value of these arrangements was $0.8 million and $1.0 million, respectively, which is net of $0.8 million and $0.6 million of accumulated amortization, respectively. Amortization of intangible assets amounted to $0.2 million and $0.3 million for the six months ended June 30, 2002 and 2001, respectively.

These intangible assets are included in “other assets” in the accompanying condensed consolidated balance sheets. Estimated annual amortization expense for the next five years follows: 2002—$0.5 million; 2003—$0.4 million; 2004—$0.2 million and no amortization in 2005 and 2006.

Goodwill

At June 30, 2002 and December 31, 2001, the carrying value of goodwill was $16.5 million. In accordance with SFAS No. 142, the Company compared the fair value of the Company with the carrying value of assets and determined that goodwill recorded was not impaired. The fair value was determined using a present value of future cash flows technique.

For the six months ended June 30, 2001, amortization of goodwill totaled $0.6 million. The following table reconciles reported net income for the three and six months ended June 30, 2002 and 2001 to net income that would have been recorded if SFAS No. 142 were effective for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Reconciliation of net income:
Net income	$30,319	32,808	15,372	17,263
Add back: Goodwill amortization (net of tax)	—	159	—	372

Adjusted net income	$30,319	32,967	15,372	17,635

(3)    Inventories

Inventories at June 30, 2002 and December 31, 2001 consist of the following:

	June 30,	December 31,
	2002	2001
Crop protection products	$68,986	93,428
Fertilizers	10,457	25,824
Raw materials	34,908	62,624
Seeds	10,894	12,752
Sundries and other	13,961	16,590

	$139,206	211,218

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2002
(Dollars in thousands)

(4)    Environmental Matters

The Company is subject to a wide variety of federal, state and local environmental laws and regulations. The Company has been identified as a potentially responsible party concerning the release of certain hazardous substances at five locations. While the current law potentially imposes joint and several liability upon each party named as a potentially responsible party, the Company’s contribution to clean up these sites is expected to be limited, given the number of other companies which have also been named as potentially responsible parties and the nature and amount of cleanup involved. A number of the Company’s facilities have been evaluated as having excess nitrates, phosphorous and pesticides in the surrounding soil or groundwater. In addition, several underground storage tanks have been removed or closed at some facilities and these sites have been evaluated for possible contamination. In total, cleanup of hazardous or potentially hazardous substances has been planned or is being performed at approximately 49 sites.

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

The Company has recorded environmental liabilities at June 30, 2002 and December 31, 2001 for the estimated cost of cleanup efforts of identified contamination or site characterization, which total $3,437 and $3,483, respectively, and are included in other long-term liabilities in the accompanying condensed consolidated balance sheets. Actual cash expenditures during the six months ended June 30, 2002 and 2001 were $46 and $82, respectively. These liabilities do not take into account any claims for recoveries from insurance or third parties and are not discounted. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainty in evaluating environmental exposures.

(5)    Senior Secured Credit Facility

The Company maintains a senior secured credit facility that is subject to certain borrowing base limitations and to certain covenants, including maintenance of certain required financial ratios. Although the Company believes it is in compliance with the covenants at June 30, 2002, we do not expect to be in compliance with one or more of the financial ratios at September 30, 2002. We are currently renegotiating loan covenants with our bank group for future measurement dates. We expect to have this completed by September 30, 2002. If we are unable to have the covenants reset, we may have to renegotiate the loan or enter into a new agreement. While we believe we will be able to renegotiate the agreement or enter into a new agreement, there can be no assurance that we will.

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

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2002
(Dollars in thousands)

of certain subsidiaries. The First Mortgage Notes are guaranteed on a full, unconditional and joint and several basis, by each of the following subsidiaries of Royster-Clark:

Royster-Clark Realty LLC	Royster-Clark Nitrogen, Inc.
Royster-Clark Resources LLC	Alliance Fertilizer of Suffolk, Inc.
Royster-Clark AgriBusiness, Inc.	Seaboard Liquid Plant Food, Inc.
Royster-Clark AgriBusiness Realty LLC

There are currently no restrictions on the ability of Royster-Clark to obtain funds from its guarantor subsidiaries through dividends or loans.

The following tables present the condensed financial data of Royster-Clark and its guarantor subsidiaries as of June 30, 2002 and December 31, 2001 and for the three and six month periods ended June 30, 2002 and 2001.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2002
(Dollars in thousands)

Balance Sheet Data as of June 30, 2002:

	Royster-Clark, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash	$42	275	—	317
Trade accounts receivable, net	—	181,881	(1,738)	180,143
Other receivables	2,259	42,239	(9,430)	35,068
Inventories	—	139,206	—	139,206
Prepaid expenses and other current assets	208	1,871	—	2,079
Deferred income taxes	8,000	—	—	8,000

Total current assets	10,509	365,472	(11,168)	364,813
Property, plant and equipment, net	12,502	181,764	—	194,266
Goodwill	12,012	4,528	—	16,540
Deferred financing costs, net	9,461	—	—	9,461
Other assets, net	50	1,689	—	1,739
Investment in subsidiaries	402,019	—	(402,019)	—

Total assets	$446,553	553,453	(413,187)	586,819

Current liabilities:
Current installments of long-term debt	$—	2,147	—	2,147
Customer deposits	—	30,250	—	30,250
Accounts payable	90	80,917	(11,168)	69,839
Accrued expenses	6,347	14,401	—	20,748

Total current liabilities	6,437	127,715	(11,168)	122,984
Senior secured credit facility	154,343	—	—	154,343
10 1/4% First Mortgage Notes	200,000	—	—	200,000
Long-term debt, excluding current installments	—	363	—	363
Other long-term liabilities	489	5,111	—	5,600
Deferred income taxes	6,574	—	—	6,574

Total liabilities	367,843	133,189	(11,168)	489,864

Stockholder’s equity:
Common stock	—	—	—	—
Additional paid-in capital	78,599	412,019	(402,019)	88,599
Retained earnings	111	8,245	—	8,356

Total stockholder’s equity	78,710	420,264	(402,019)	96,955

Total liabilities and stockholder’s equity	$446,553	553,453	(413,187)	586,819

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2002
(Dollars in thousands)

Balance Sheet Data as of December 31, 2001:

	Royster-Clark, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash	$42	955	—	997
Trade accounts receivable, net	—	73,754	—	73,754
Other receivables	4,204	42,306	(22,129)	24,381
Inventories	—	211,257	(39)	211,218
Prepaid expenses and other current assets	356	1,890	—	2,246
Deferred income taxes	6,000	—	—	6,000

Total current assets	10,602	330,162	(22,168)	318,596
Property, plant and equipment, net	13,354	190,091	—	203,445
Goodwill	12,012	4,528	—	16,540
Deferred income taxes	4,795	—	—	4,795
Deferred financing costs, net	10,512	—	—	10,512
Other assets, net	75	1,922	—	1,997
Investment in subsidiaries	322,845	—	(322,845)	—

Total assets	$374,195	526,703	(345,013)	555,885

Current liabilities:
Current installments of long-term debt	$4	7,177	—	7,181
Customer deposits	—	60,900	—	60,900
Accounts payable	—	108,411	(22,129)	86,282
Accrued expenses	5,750	18,564	—	24,314

Total current liabilities	5,754	195,052	(22,129)	178,677
Senior secured credit facility	89,244	—	—	89,244
10 1/4% First Mortgage Notes	200,000	—	—	200,000
Long-term debt, excluding current installments	—	363	—	363
Other long-term liabilities	490	5,528	—	6,018

Total liabilities	295,488	200,943	(22,129)	474,302

Stockholder’s equity:
Common stock	—	—	—	—
Additional paid-in capital	78,599	332,845	(322,845)	88,599
Retained earnings (accumulated deficit)	108	(7,085)	(39)	(7,016)

Total stockholder’s equity	78,707	325,760	(322,884)	81,583

Total liabilities and stockholder’s equity	$374,195	526,703	(345,013)	555,885

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2002
(Dollars in thousands)

Statement of Operations Data for the three and six months ended June 30, 2002 and 2001:

	Royster-Clark, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended June 30, 2002
Net sales	$903	493,038	(23,430)	470,511
Cost of sales	105	390,763	(18,952)	371,916

Gross profit	798	102,275	(4,478)	98,595
Selling, general and administrative expenses	299	46,423	(4,478)	42,244
(Gain)/Loss on disposal of property, plant and equipment, net	(4)	107	—	103

Operating income	503	55,745	—	56,248
Interest expense	(501)	(6,800)	—	(7,301)

Income before income taxes	2	48,945	—	48,947
Income tax expense	1	18,627	—	18,628

Net income	$1	30,318	—	30,319

Three Months Ended June 30, 2001
Net sales	$1,207	556,815	(23,389)	534,633
Cost of sales	105	440,022	(17,715)	422,412

Gross profit	1,102	116,793	(5,674)	112,221
Selling, general and administrative expenses	70	54,681	(5,617)	49,134
Loss on disposal of property, plant and equipment, net	289	4	—	293

Operating income	743	62,108	(57)	62,794
Interest expense	(740)	(8,985)	—	(9,725)

Income before income taxes	3	53,123	(57)	53,069
Income tax expense	1	20,260	—	20,261

Net income	$2	32,863	(57)	32,808

Six Months Ended June 30, 2002
Net sales	$1,801	663,415	(36,758)	628,458
Cost of sales	211	534,193	(27,367)	507,037

Gross profit	1,590	129,222	(9,391)	121,421
Selling, general and administrative expenses	591	90,793	(9,430)	81,954
Loss on disposal of property, plant and equipment, net	12	151	—	163

Operating income	987	38,278	39	39,304
Interest expense	(983)	(13,436)	—	(14,419)

Income before income taxes	4	24,842	39	24,885
Income tax expense	2	9,511	—	9,513

Net income	$2	15,331	39	15,372

Six Months Ended June 30, 2001
Net sales	$2,269	729,945	(31,484)	700,730
Cost of sales	210	580,991	(20,540)	560,661

Gross profit	2,059	148,954	(10,944)	140,069
Selling, general and administrative expenses	368	103,030	(11,119)	92,279
Loss on disposal of property, plant and equipment, net	392	450	—	842

Operating income	1,299	45,474	175	46,948
Interest expense	(1,294)	(17,292)	—	(18,586)

Income before income taxes	5	28,182	175	28,362
Income tax expense	2	11,097	—	11,099

Net income	$3	17,085	175	17,263

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2002
(Dollars in thousands)

Statement of Cash Flow Data for the six months ended June 30, 2002 and 2001:

	Royster-Clark, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Six Months Ended June 30, 2002
Net cash provided by (used in) operating activities	$(65,149)	38,216	—	(26,933)

Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment	54	685	—	739
Purchases of property, plant and equipment	—	(3,901)	—	(3,901)

Net cash provided by (used in) investing activities	54	(3,216)	—	(3,162)

Cash flows from financing activities:
Proceeds from senior secured credit facility	220,886	—	—	220,886
Payments on senior secured credit facility	(155,787)	—	—	(155,787)
Principal payments on long-term debt	(4)	(5,030)	—	(5,034)
Net decrease in customer deposits	—	(30,650)	—	(30,650)

Net cash provided by (used in) financing activities	65,095	(35,680)	—	29,415

Net decrease in cash	—	(680)	—	(680)
Cash at beginning of period	42	955	—	997

Cash at end of period	$42	275	—	317

Six Months Ended June 30, 2001
Net cash provided by (used in) operating activities	$(64,901)	55,378	—	(9,523)

Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment	159	338	—	497
Purchases of property, plant and equipment	—	(9,334)	—	(9,334)
Costs associated with Agro acquisition	—	(1,816)	—	(1,816)

Net cash provided by (used in) investing activities	159	(10,812)	—	(10,653)

Cash flows from financing activities:
Proceeds from senior secured credit facility	240,735	—	—	240,735
Payments on senior secured credit facility	(175,970)	—	—	(175,970)
Principal payments on long-term debt	(23)	(37)	—	(60)
Net increase in customer deposits	—	(44,512)	—	(44,512)

Net cash provided by (used in) financing activities	64,742	(44,549)	—	20,193

Net increase in cash	—	17	—	17
Cash at beginning of period	42	371	—	413

Cash at end of period	$42	388	—	430

ITEM 2.     Management’s Discussion and Analysis of Financial Condition, Results of Operations and Cash
                  Flows

THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS. SEE “FORWARD-LOOKING STATEMENTS” ABOVE.

General

Royster-Clark, Inc. together with its subsidiaries, (the “Company” or “Royster-Clark”) is a retail and wholesale distributor of mixed fertilizer, fertilizer materials, seed, crop protection products and agronomic services to farmers, primarily in the East, South and Midwest. The Company’s operations include retail farm centers (“Farmarkets”), granulation, blending and seed processing plants, and an integrated network of storage and distribution terminals and warehouses. In addition, the Company operates two nitrogen-manufacturing plants that supply the retail and wholesale distribution businesses with nitrogen fertilizer products. Our business is affected by a number of factors, including weather conditions and the availability and prevailing prices for fertilizer, natural gas used in the production of various fertilizers and other crop production inputs.

Weather conditions can significantly affect our results of operations, both for quarterly reporting and on an annual basis. Adverse weather conditions during the planting season may force farmers to either delay or abandon their planting, or change to another crop, which may lead to lower use of fertilizer, seed and crop protection products. Weather conditions affected this quarter’s results of operations due to wet field conditions, especially in our Midwestern markets where some areas had water standing in the fields into the second week of June. This time is critical because farmers who have taken out crop insurance must decide whether to plant a crop or not. Farmers without crop insurance will decide whether to plant corn or switch to soybeans which has a lower dollar cost investment to the farmer.

The crop production inputs distribution business is seasonal, with approximately 70% of our sales occurring between March and July based upon planting, growing and harvesting cycles. This seasonality results from the planting, growing and harvesting cycles of our customers. Inventories are accumulated to be available for seasonal sales, requiring significant storage capacity. The accumulation of inventory is financed by suppliers or by the Company through its credit facility. Depending on weather and field conditions in the Company’s widely diverse geographic marketing areas, the period of heavy product shipments to customers can vary by several weeks, which may have a material impact on whether sales are recorded in the first or second quarter.

Another factor affecting our business is the price for fertilizers. We purchase nitrogen materials, phosphates, and potash and resell these nutrients in either their original form or in the form of multi-nutrient fertilizers. Prices for phosphates have recently experienced some volatility while potash has been relatively stable over the past several years. During the second quarter of 2002, nitrogen pricing has remained relatively stable compared to 2001 when pricing dropped significantly. The level of nitrogen prices directly affects the profitability of our two nitrogen-manufacturing plants.

The major raw material in the manufacture of nitrogen-based products is natural gas. We purchase natural gas through a combination of firm supply, fixed-price and market-priced contracts for use in our nitrogen-production plant in East Dubuque, IL. Natural gas pricing quoted at the Henry Hub was $2.55 per MMBTU at December 31, 2001. Natural gas prices have ranged from approximately $3.04 to $3.75 per MMBTU during the quarter and were $3.20 per MMBTU as of June 30, 2002. The level of natural gas prices directly affects profitability of our nitrogen-based products.

Results of Operations

Three months ended June 30, 2002 compared to three months ended June 30, 2001

The following table and discussion provides information regarding Royster-Clark’s statement of operations as a percentage of net sales.

	Three Months ended June 30,
	2002	2001
Net sales	100.0%	100.0
Cost of sales	79.0	79.0

Gross profit	21.0	21.0
Selling, general and administrative expenses	9.0	9.2
Loss on disposal of property, plant and equipment, net	—	0.1

Operating income	12.0	11.7
Interest expense	(1.6)	(1.8)

Income before taxes	10.4	9.9
Income tax expense	4.0	3.8

Net income	6.4%	6.1

Net sales.    Royster-Clark’s net sales were $470.5 million for the second quarter of 2002 compared to $534.6 million for the same period in 2001, a decrease of $64.1 million, or 12.0%. The decrease in sales resulted predominantly from approximately
$58.1 million in price depreciation of fertilizer materials, crop protection and seed products, predominantly nitrogen products. Declining natural gas prices from the high levels encountered in 2001 was the prime driver in this price depreciation. Inclement weather in several of the Company’s market areas in Indiana, Ohio, Illinois, Kentucky and Tennessee continued during the second quarter affecting product shipments. Some farmers switched from planting corn to soybeans, which require less fertilizer and crop protection inputs while other farmers elected not to plant and file for crop insurance compensation. The change in sales resulted from the following factors:

•
Market related sales price depreciation of various nitrogen fertilizer products (“nitrogen products”) accounted for approximately $48.0 million of the $58.1 million price depreciation. Price depreciation affected liquid and dry blend fertilizers and, to lesser extent, phosphate and potash products. Nitrogen products are used in both liquid and dry blended fertilizers and were affected by nitrogen price depreciation resulting in approximately $6.4 million in price depreciation. Crop protection product price depreciation of approximately $2.2 million resulted predominantly from generic product competition during the second quarter.

•
Sales volume declines were a net of $6.0 million resulting from declines in blend and granulated fertilizer products of approximately $9.5 million and crop protection products of approximately $11.0 million that were partially offset by volume increases in nitrogen products of approximately $13.8 million and smaller volume increases in industrial, potash and seed products. The decrease in blend and granulated sales volumes was the result of several factors that affected our markets to varying degrees. The volume declines in granulated products sales in the Southeast resulted from reduced fertilizer application due to continued dry conditions, limited supply of certain fertilizer grades and mixes and unprofitable customers we elected not to service. Limited supply of certain grades and mixes resulted from Company efforts that modified some of its manufacturing processes. We did not attain previous manufacturing rates resulting in lower available tons. Other decreases were the result of the compressed period many farmers had for planting in the Midwest due to rains during the planting season. Farmers shifted to nitrogen products for the maximum payback on their input dollars at the expense of the nutrient mix offered in blend and granulated products. Lower crop protection product sales volumes resulted from reduced corn acres planted.

Gross profit.    Gross profit was $98.6 million for the second quarter of 2002 compared to $112.2 million for the same period in 2001, a decrease of $13.6 million, or 12.1%. The decrease in gross profit resulted from the various volume and pricing factors discussed above. Higher rebates, compared to the comparable period last year, covering various product groups resulted from improved rebate program income but was offset by unfavorable leverage of East Dubuque sales due to price depreciation of nitrogen products.

Gross margin was 21.0% for the second quarter of 2002 compared to 21.0% for the same period in 2001.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $42.2 million for the second quarter of 2002 compared to $49.1 million for the same period in 2001, a decrease of $6.9 million, or 14.1%. The decrease in selling, general and administrative expenses resulted from the following factors:

•
Expenses were approximately $3.9 million lower compared to 2001 due to less expense supporting sales decreases including incentives, seasonal labor and overtime, fuel, power, doubtful accounts, travel, entertainment, repairs and supplies. Cost savings initiated in response to sales volume decreases were included in the lower expense.

•
Expenses at distribution centers handling crop protection and seed products and various terminals handling nitrogen solution and other fertilizer materials were $1.2 million lower due to the leverage effect of increased shipments through the facilities.

•	Medical health insurance and workers compensation expenses were $1.0 million lower than last year due to favorable cost experience and an increase in employee sharing of healthcare costs.

•	Rent expense was approximately $0.6 million lower than the comparable period last year due to improved utilization of equipment and lengthened use of equipment.

•	Full time salary costs were approximately $0.4 million lower due to personnel reductions.

•
Amortization of goodwill and other assets was approximately $0.2 million lower compared to 2001, predominantly due to adoption of provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. During 2001 selling, general and administrative expenses reflect charges for the amortization of goodwill, which is no longer amortized in the current year with the adoption of SFAS No. 142. For the three months ended June 30, 2001, amortization of goodwill totaled $0.3 million.

•	Other expenses were approximately $0.4 million lower compared to 2001 due to the results of other cost savings measures.

The decrease in selling, general and administrative expenses was partially offset by increases in property and general liability insurance of approximately $0.4 million and depreciation of approximately $0.4 million. Selling, general and administrative expense as a percentage of net sales was 9.0% for the second quarter of 2002 compared to 9.2% for the same period in 2001. Lower selling, general and administrative expenses as a percent of net sales resulted from personnel reduction, lower amortization and other expense reductions not driven by volume changes. Quarterly selling, general and administrative expense as a percent of net sales fluctuates widely within the fiscal year due to the seasonal nature of sales volumes with selling, general and administrative expense exhibiting less seasonal fluctuations.

Loss on disposal of property, plant and equipment, net.    Loss on sales of fixed assets was $0.1 million in 2002 compared to $0.3 million in 2001. This decrease was the result of the fewer asset sales during the quarter compared to the comparable period last year.

Operating income.    Operating income was $56.2 million for the second quarter of 2002 compared to $62.8 million for the same period in 2001, a decrease of $6.6 million, or 10.5%. This decrease was the result of factors discussed above. Operating income as a percentage of net sales was 12.0% for the second quarter in 2002 compared to 11.7% for the same period in 2001 due to the decreased selling, general and administrative expenses as a percentage of sales as described above.

Interest expense.    Interest expense was $7.3 million for the second quarter in 2002 compared to $9.7 million for the same period in 2001, a decrease of $2.4 million, or 24.7%. The decrease in interest expense was due to both lower average daily borrowings for the quarter against our senior secured credit facility and lower interest rates. Average daily borrowings against our senior secured credit facility used to fund working capital needs were $86.4 million lower in 2002 compared to 2001 resulting in approximately $1.7 million less interest expense. Lower interest rates on the senior secured credit facility of approximately 2.0% resulted in approximately $0.7 million less expense in 2002 as compared to 2001.

Income tax expense.    Income tax expense was $18.6 million for the second quarter of 2002 compared to $20.3 million for the same period in 2001, a decrease of $1.7 million. The lower income tax expense is attributable to lower taxable income. The effective tax rate was 38.1% for the second quarter of 2002 compared to 38.2% for the same period in 2001.

Net income.      Net income was $30.3 million for the second quarter of 2002 compared to $32.8 million for the same period in 2001, a decrease of $2.5 million, resulting from the fluctuations noted above.

Six months ended June 30, 2002 compared to six months ended June 30, 2001

The following table and discussion provides information regarding Royster-Clark’s statement of operations as a percentage of net sales.

	Six Months ended June 30,
	2002	2001
Net sales	100.0%	100.0
Cost of sales	80.7	80.0

Gross profit	19.3	20.0
Selling, general and administrative expenses	13.0	13.2
Loss on disposal of property, plant and equipment, net	—	0.1

Operating income	6.3	6.7
Interest expense	(2.3)	(2.6)

Income before taxes	.4.0	4.1
Income tax expense	1.6	1.6

Net income	2.4%	2.5

Net sales.    Royster-Clark’s net sales were $628.5 million for the first six months of 2002 compared to $700.7 million for the same period in 2001, a decrease of $72.2 million, or 10.3%. The decrease in sales resulted predominantly from approximately $79.0 million in price depreciation of fertilizer materials, crop protection and seed products, predominantly nitrogen products during the second quarter. Declining natural gas prices from the high levels encountered in 2001 was the prime driver in this price depreciation. Inclement weather in several of the Company’s market areas in Indiana, Ohio, Illinois, Kentucky and Tennessee during the later portion of the first quarter and during the second quarter affected product shipments. Some farmers switched from planting corn to soybeans, which require less fertilizer and crop protection inputs while other farmers elected not to plant and file for crop insurance compensation. The change in sales resulted from the following factors:

•
Market related sales price depreciation of various nitrogen fertilizer products accounted for approximately $62.6 million of the $79.0 million price depreciation. Price depreciation affected liquid and dry blend fertilizers and, to lesser extent, phosphate and potash products. Nitrogen products are used in both liquid and dry blended fertilizers and were affected by nitrogen price depreciation resulting in approximately $9.1 million in price depreciation. Crop protection product price depreciation of approximately $2.5 million resulted predominantly from generic product competition during the second quarter.

•
Sales volume increases were a net of $6.8 million resulting from volume increases in nitrogen products of approximately $20.8 million that were partially offset by declines in blend and granulated fertilizer products of approximately $9.5 million and crop protection products of approximately $7.9 million. The increase in nitrogen products resulted primarily from regaining market share from 2001 when we passed on business anticipating higher returns during heavy second quarter movement. In addition, farmers applied nitrogen products for the maximum payback on their input dollars at the expense of blend and granulated fertilizer that offer a nutrient mix. Other decreases in blend and granulated sales volumes were the result of several factors that affected our markets to varying degrees. The volume declines in granulated products sales in the Southeast resulted from reduced fertilizer application due to continued dry conditions, limited supply of certain fertilizer grades and mixes and unprofitable customers we elected not to service. Limited supply of certain grades and mixes resulted from Company efforts that modified some of its manufacturing processes. We did not attain previous manufacturing rates resulting in lower available tons. Lower crop protection product sales volumes resulted from reduced corn acres planted.

Gross profit.    Gross profit was $121.4 million for the first six months of 2002 compared to $140.1 million for the same period in 2001, a decrease of $18.7 million, or 13.3%. The decrease in gross profit resulted from the various volume and pricing factors discussed above. Higher rebates covering various product groups earned during the second quarter compared to last year was partially offset by unfavorable leverage of East Dubuque sales due to price depreciation. Gross margin was 19.3% for the second quarter of 2002 compared to 20.0% for the same period in 2001. Lower gross margin percentage resulted primarily from sales price declines in nitrogen products.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $82.0 million for the first six months of 2002 compared to $92.3 million for the same period in 2001, a decrease of $10.3 million, or 11.2%. The decrease in selling, general and administrative expenses resulted from the following factors:

•
Expenses were approximately $6.2 million lower compared to 2001 due to less expense supporting sales decreases including incentives, seasonal labor and overtime, fuel, power, doubtful accounts, travel, entertainment, repairs and supplies. Cost savings initiated in response to sales volume decreases were included in the lower expense.

•
Expenses at distribution centers handling crop protection and seed products and various terminals handling nitrogen solution and other fertilizer materials were $1.8 million lower due to the leverage effect of increased shipments through the facilities.

•	Medical health insurance and workers compensation expenses were $1.2 million lower than last year due to favorable cost experience and an increase in employee sharing of healthcare costs.

•	Rent expense was approximately $0.6 million lower than the comparable period last year due to improved utilization of equipment and lengthened use of equipment.

•	Full time salary costs were approximately $1.1 million lower due to personnel reductions.

•
Amortization of goodwill and other assets was approximately $0.6 million lower compared to 2001, predominantly due to adoption of provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. During 2001 selling, general and administrative expenses, reflect charges for the amortization of goodwill, which is no longer amortized in the current year with the adoption of SFAS No. 142. For the six months ended June 30, 2001, amortization of goodwill totaled $0.6 million.

•	Other expenses were approximately $0.6 million lower compared to 2001 due to the results of other cost savings measures.

The decrease in selling, general and administrative expenses was partially offset by increases in property and general liability insurance of approximately $1.0 million and depreciation of approximately $0.8 million. Selling, general and administrative expense as a percentage of net sales was 13.0% for the first six months of 2002 compared to 13.2% for the same period in 2001. Lower selling, general and administrative expenses as a percent of net sales resulted from personnel reduction, lower amortization and other expense reductions not driven by volume changes. Quarterly selling, general and administrative expense as a percent of net sales fluctuates widely within the fiscal year due to the seasonal nature of sales volumes with selling, general and administrative expense exhibiting less seasonal fluctuations.

Loss on disposal of property, plant and equipment, net.    Loss on sales of fixed assets was $0.2 million for the first six months of 2002 compared to $0.8 million in 2001. This decrease was the result of the disposal last year of a former administrative office in 2001.

Operating income.    Operating income was $39.3 million for the first six months of 2002 compared to $46.9 million for the same period in 2001, a decrease of $7.6 million, or 16.2%. This decrease was the result of factors discussed above. Operating income as a percentage of net sales was 6.3% for the first six months in 2002 compared to 6.7% for the same period in 2001.

Interest expense.    Interest expense was $14.4 million for the first six months in 2002 compared to $18.6 million for the same period in 2001, a decrease of $4.2 million, or 22.6%. The decrease in interest expense was due to both lower average daily borrowings for the first six months against our senior secured credit facility and lower interest rates. Average daily borrowings against our senior secured credit facility used to fund working capital needs were $54.8 million lower in 2002 compared to 2001 resulting in approximately $2.5 million less interest expense. Lower interest rates on the senior secured credit facility of approximately 3.0% resulted in approximately $1.7 million less expense in 2002 as compared to 2001.

Income tax expense.    Income tax expense was $9.5 million for the first six months of 2002 compared to $11.1 million for the same period in 2001, a decrease of $1.6 million. The lower income tax expense is primarily attributable to a lower taxable income. The effective tax rate was 38.2% for the first six months of 2002 compared to 39.1% for the same period in 2001. The lower effective tax rate in 2002 compared to 2001 resulted from the elimination of goodwill amortization effective January 1, 2002 because of the adoption of SFAS No. 142.

Net income.    Net income was $15.4 million for the first six months of 2002 compared to $17.3 million for the same period in 2001, a decrease of $1.9 million, resulting from the fluctuations noted above.

Liquidity and Capital Resources

Our primary capital requirements are for working capital, debt service, capital expenditures and possible acquisitions. For day-to-day liquidity requirements, we operate with a $245 million senior secured credit facility (“credit facility”) with a consortium of banks. The credit facility expires in April 2004. At June 30, 2002, the borrowing base provisions under the facility supported a borrowing availability of $189.6 million, from which we had drawn $154.3 million. This facility includes up to $10.0 million for letters of credit. This facility contains financial and operational covenants and other restrictions with which we must comply, including a requirement to maintain certain financial ratios and limitations on our ability to incur additional indebtedness.

Although the Company believes it is in compliance with the covenants at June 30, 2002, we do not expect to be in compliance with one or more of the financial ratios at September 30, 2002. We are currently renegotiating loan covenants with our bank group for future measurement dates. We expect to have this completed by September 30, 2002. If we are unable to have the covenants reset, we may have to renegotiate the loan or enter into a new agreement. While we believe we will be able to renegotiate the agreement or enter into a new agreement, there can be no assurance that we will.

Capital expenditures were $3.9 million for the six months ended June 30, 2002 compared with $9.3 million for the six months ended June 30, 2001. These capital expenditures were primarily for facilities improvements and machinery and equipment replacement projects. We estimate total capital expenditures, excluding acquisitions, for 2002 will range from $5.0 to $6.5 million.

Net cash used in operating activities for the six months ended June 30, 2002 was $26.9 million compared to $9.5 million for comparable period in 2001, an increase of $17.4 million. The most significant component of cash flows used in operating activities was movement in operating assets and liabilities of $14.0 million due to the seasonal nature of our business. The increases of $14.0 million resulted primarily from lower collections of other receivables of $15.6 million. Lower collections of other receivable resulted primarily from the collection last year of $10.2 million of the receivable recorded December 2000 for the sale of natural gas purchase contracts. Lower collections also resulted from higher rebate receivables of $3.7 million in 2002 and higher cash used from exchange receivables of $2.4 million due to the movement in balances 2002 versus 2001. Increased cash used also resulted from higher prepaid expenses of $3.8 million, lower accrued expenses of $1.6 million and lower long-term liabilities of $1.5 million. Cash used was partially offset from lower accounts receivable of $7.0 million due to lower sales and higher accounts payable net of inventory, of $0.7 million for the six months ended June 2002 compared to 2001.

Net cash used in investing activities amounted to $3.2 million in 2002 compared to $10.7 million in 2001, a decrease of $7.5 million. The decrease in net cash used in investing activities resulted from less capital expenditures in 2002 and $1.8 million in acquisition costs associated with the attempted acquisition of Agro Distribution expended in 2001.

Net cash provided by financing activities totaled $29.4 million compared to $20.2 million in 2001, an increase of $9.2 million. Increased cash provided by financing activities in 2002 compared to 2001 resulted from, an increase in customer deposits of $13.9 million and net proceeds from the credit facility of $0.3 million compared to 2001. The increase in cash provided by customer deposits resulted from lower cash used due to lower customer deposits at December 2001 compared to 2000, due primarily to price depreciation of nitrogen products. Lower working capital needs required lower borrowings under the credit facility. The payment of $5.0 million on a five-year note payable entered in 1997 reduced cash provided by financing activities.

Net working capital, excluding senior secured credit facility and current installments of long-term debt at June 30, 2002 totaled $244.0 million versus $147.1 million at December 31, 2001, an increase of $96.9 million, or 65.9%. This increase resulted primarily from the typical seasonal activity of increases in trade accounts receivable and decreases in inventory, customer deposits and accounts payable from normal seasonal movement of operating assets and liabilities. Working capital changes are summarized in the table below.

Working capital increases:
Trade account receivable	$106.4
Customer deposits	30.7
Accounts payable	16.4
Other receivables	10.7
Accrued expenses	3.6
Deferred taxes	2.0

Total increases	169.8

Working capital decreases:
Inventory	72.0
Other current assets	0.9

Total decreases	72.9

Net increase	$96.9

Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 143

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.We do not believe the implementation of this standard will have a material effect on the financial condition or results of operations.

Statement of Financial Accounting Standards No. 145

In April 2002, the FASB issued SFAS No. 145, “Recission of FAS No. 4, 44 and 64, Amendment of FAS No. 13, and Technical corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement has a variety of effective dates due to the various standards affected, but generally is effective for years beginning or transactions after May 15, 2002, with early application encouraged. While we are still assessing the impact of this new standard, we do not believe the implementation of this standard will have a material effect on the financial condition or results of operations.

Statement of Financial Accounting Standards No. 146

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 is effective prospectively after December 31, 2002. SFAS No. 146 was issued late in June and management has not reviewed its provisions to assess the impact of this new standard.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk due to changes in natural gas prices. Natural gas is a raw material used in the production of various nitrogen-based products that the Company either manufactures at its East Dubuque plant or purchases from vendors. Market prices of nitrogen-based products are affected by changes in natural gas prices as well as supply and demand and other factors. As a normal course of business, nitrogen-based products are purchased by the Company during the winter and early spring to supply its needs during the high sales volume spring season. Nitrogen-based inventory remaining at the end of the spring season will be subject to market risk due to changes in natural gas prices and supply and demand. Currently, the Company enters into limited indexed price commitments to purchase natural gas for use in its East Dubuque facility and therefore is exposed to significant market risk. Changes in levels of natural gas prices and market prices of nitrogen-based products can materially affect the Company’s financial position and results of operations.

The Company is also exposed to changes in interest rates. The interest rates that we pay for borrowings under our credit facility are based on the LIBOR rate of interest charged by the agent bank under our credit facility. Our operating results will be impacted by changes in interest rates. We estimate that based on an estimated annual average balance on our credit facility that each 1% change in market interest rate will impact before tax earnings by approximately $1.0 million. Our First Mortgage Notes bear interest at a fixed rate of 10 1/4%. Some of our customer deposits also bear interest at a fixed rate, which is established on an annual basis at the beginning of each farming season based on prevailing market rates for similar programs in each of the regions in which we operate.

The Company engages in limited commodity hedging activities with respect to its grain and seed purchases. Given the current economic climate, we believe that the rates in force approximate market rates. We do not hold or issue derivative financial instruments for trading purposes.

At June 30, 2002, the Company’s exposure to market risk factors had not materially changed from December 31, 2001.

PART 2.     OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K

(a)	(1) Financial Statements:

The following condensed consolidated financial statements are included in Part 1, Item 1, of this Form 10-Q:

Condensed Consolidated Balance Sheet as of June 30, 2002 and December 31, 2001

Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2002 and 2001

Condensed Consolidated Statements of Cash Flow for the Six Months ended June 30, 2002 and 2001

(2)    Financial Statement Schedules: None.

(3)    Exhibits:

3.01	Restated Certificate of Incorporation of the Company.†

3.02	Certificate of Amendment of Restated Certificate of Incorporation of the Company.†

3.03	Amended and Restated Bylaws of the Company.†

4.01	Indenture dated as of April 22, 1999 by and among the Company, the Guarantors, and the United States Trust Company of New York, as Trustee.†

4.02	Form of 10 1/4% First Mortgage Note Due 2009 (Included in Exhibit 4.01)†

10.01
Credit Agreement dated as of April 22, 1999 by and among the Company, the Guarantors, various lenders, DLJ Capital Funding, as arranger and syndication agent, J.P. Morgan Securities Inc., as documentation agent and U.S. Bancorp Ag Credit, Inc., as administrative agent.†

10.03	SupplyAgreement dated as of April 22, 1999 among IMC Kalium Ltd., IMC-Agrico Company and the Company. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.†

10.04	Company Employee Savings and Investment Plan.†

10.05	Royster-Clark Group, Inc. 1999 Restricted Stock Purchase and Option Plan.†

10.06	Employment Agreement dated as of April 22, 1999 by and among Francis P. Jenkins, Jr., Royster-Clark Group, Inc. and Royster-Clark, Inc.†

10.14	Amendment Agreement dated August 18, 2000 amending Credit Agreement.††

10.15	Second Amendment to Revolving Credit Agreement among Royster-Clark, Inc., various financial institutions, DLJ Capital Funding, J.P. Morgan Securities, Inc., and U.S. Bancorp, Ag Credit, Inc.†††

10.16	Employment Agreement dated as of December 1, 1999 between Royster-Clark, Inc. and G. Kenneth Moshenek.††††

10.17	EmploymentAgreement dated as of December 1, 1999 between Royster-Clark, Inc. and Walter Vance.††††

10.18	Form of Waiver and Consent dated May 6, 2002 under the Revolving Credit Agreement by and among Royster-Clark, Inc. and various financial institutions*

99.01	Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350 ‡

99.02	Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350 ‡

†	Incorporated by reference to Registration Statement on Form S-4 (Reg. No.: 333-81235) where it has been filed as an Exhibit.
††	Incorporated by reference to Exhibit No. 10.14 to Form 10Q for the quarterly period ended June 30, 2000 (Reg. No.: 333-81235) filed on August 21, 2000.
†††	Incorporated by reference to Exhibit No 10.15 to Form 10Q for the quarterly period ended September 30, 2000 (Reg. No.: 333-81235) filed on November 14, 2000.
††††	Incorporated by reference to Exhibit No 10.15 to Form 10K for the annual period ended December 31, 2000 (Reg. No.: 333-81235) filed on April 2, 2001.
*	Incorporated by reference to Exhibit No 10.18 to Form 10Q for the quarterly period ended March 31, 2002 (Reg. No.: 333-81235) filed on May 14, 2002.
‡	Filed herein.

(b)	Reports on Form 8-K – None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYSTER-CLARK, INC. /s/ WALTER R. VANCE
Walter R. Vance Chief Accounting Officer

DATE: August 12, 2002