Form 10-Q
period 2002-09-30
ROYSTER-CLARK INC
filed 2002-11-14
CIK 1088893

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 14, 2002

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-81235

ROYSTER-CLARK, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	76-0329525
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1251 AVENUE OF THE AMERICAS — SUITE 900
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

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
(Dollars in thousands)

	September 30, 2002	December 31, 2001
Assets
Current assets:
Cash	$412	997
Trade accounts receivable, net of allowance for doubtful accounts of $4,911 and $5,350 at September 30, 2002 and December 31, 2001, respectively	98,817	73,754
Other receivables	43,393	24,381
Inventories	142,173	211,218
Prepaid expenses and other current assets	2,617	2,246
Deferred income taxes	6,084	6,000

Total current assets	293,496	318,596
Property, plant and equipment, net	188,729	203,445
Goodwill	16,540	16,540
Deferred income taxes	2,624	4,795
Deferred financing costs, net	8,936	10,512
Other assets, net	2,192	1,997

	$512,517	555,885

Liabilities and Stockholder’s Equity
Current liabilities:
Current installments of long-term debt	$2,277	7,181
Customer deposits	18,298	60,900
Accounts payable	43,883	86,282
Accrued expenses and other current liabilities	24,312	24,314

Total current liabilities	88,770	178,677
Senior secured credit facility	131,804	89,244
10 1/4% First Mortgage Notes due 2009	200,000	200,000
Long-term debt, excluding current installments	205	363
Other long-term liabilities	5,809	6,018

Total liabilities	426,588	474,302

Stockholder’s equity:
Common stock, no par value. Authorized 350,000 shares; 1 share issued and outstanding	—	—
Additional paid-in capital	88,599	88,599
Accumulated deficit	(2,670)	(7,016)

Total stockholder’s equity	85,929	81,583

	$512,517	555,885

See accompanying notes to condensed consolidated financial statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Dollars in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2002	2001	2002	2001
Net sales	$125,382	120,454	753,840	821,184
Cost of sales	100,014	97,781	607,051	658,442

Gross profit	25,368	22,673	146,789	162,742
Selling, general and administrative expenses	37,707	39,092	119,661	131,371
Loss (gain) on disposal of property, plant and equipment, net	(75)	17	88	859

Operating income (loss)	(12,264)	(16,436)	27,040	30,512
Interest expense	(7,307)	(8,497)	(21,726)	(27,083)
Gain on sales of natural gas contracts	1,893	—	1,893	—

Income (loss) before income taxes	(17,678)	(24,933)	7,207	3,429
Income tax expense (benefit)	(6,652)	(9,275)	2,861	1,824

Net income (loss)	$(11,026)	(15,658)	4,346	1,605

See accompanying notes to condensed consolidated financial statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Dollars in thousands)

	Nine Months ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$4,346	1,605

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	2,223	2,603
Depreciation and amortization	20,506	20,053
Loss on disposal of property, plant and equipment	88	1,089
Gain on sale of natural gas contracts	(1,893)	—
Deferred income taxes	2,087	1,230
Changes in operating assets and liabilities increasing (decreasing) cash:
Trade accounts receivable	(27,286)	(27,333)
Other receivables	(17,119)	(6,534)
Inventories	69,045	86,491
Prepaid expenses and other current assets	(371)	2,665
Other assets	(564)	(1,116)
Accounts payable	(42,399)	(14,033)
Accrued expenses and other current liabilities	(2)	2,335
Other long-term liabilities	(209)	364

Total adjustments	4,106	67,814

Net cash provided by operating activities	8,452	69,419

Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment	1,589	1,018
Purchases of property, plant and equipment	(5,522)	(11,373)
Costs associated with Agro Acquisition	—	(3,305)

Net cash used in investing activities	(3,933)	(13,660)

Cash flows from financing activities:
Proceeds from senior secured credit facility	275,767	265,750
Payments on senior secured credit facility	(233,207)	(269,912)
Proceeds from long-term debt	—	256
Principal payments on long-term debt	(5,062)	(104)
Net decrease in customer deposits	(42,602)	(51,897)

Net cash used in financing activities	(5,104)	(55,907)

Net decrease in cash	(585)	(148)
Cash at beginning of period	997	413

Cash at end of period	$412	265

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$16,729	22,147

Cash paid during the period for income taxes	$277	412

See accompanying notes to condensed consolidated financial statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
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

The information presented as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 is unaudited, and reflects all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s financial position as of September 30, 2002 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2002 and 2001. The December 31, 2001 balance sheet information was derived from the audited Consolidated Financial Statements for the year ended December 31, 2001.

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

The Company’s business is highly seasonal with approximately 69% of sales generated between March and July. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year.

Certain reclassifications have been made to the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2001 in order to conform to the financial statement presentation as of and for the three and nine months ended September 30, 2002.

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

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment, while the second phase (if necessary), which is required to be completed by December 31, 2002, measures the impairment. The Company completed its first phase impairment analysis during the second quarter which indicated no impairment of its recorded goodwill; accordingly, the second testing phase, absent future indication of impairment, is not necessary during 2002.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2002
(Dollars in thousands)

Intangible Assets

At January 1, 2002, the Company’s intangible assets consisted of non-compete agreements with former employees and owners of businesses acquired. These assets are being amortized over the legal term of the individual agreements, which is generally less than four years. At September 30, 2002 and December 31, 2001, the carrying value of these arrangements was $1.0 million and $1.0 million, respectively, which is net of $0.8 million and $0.5 million of accumulated amortization, respectively. Amortization of intangible assets amounted to $0.1 million and $0.1 million for the three months ended September 30, 2002 and 2001, respectively and $0.3 million and $0.3 million for the nine months ended September 30, 2002 and 2001, respectively.

These intangible assets are included in “other assets” in the accompanying condensed consolidated balance sheets. Estimated annual amortization expense for the next five years follows: 2002—$0.4 million; 2003—$0.5 million; 2004—$0.3 million; 2005—$0.1 million and no amortization in 2006.

Goodwill

At September 30, 2002 and December 31, 2001, the carrying value of goodwill was $16.5 million. In accordance with SFAS No. 142, the Company compared the fair value of the Company with the carrying value of assets and determined that goodwill recorded was not impaired. The fair value was determined using a present value of future cash flows technique.

For the three and nine months ended September 30, 2001, amortization of goodwill totaled $0.3 million and $0.9 million, respectively. The following table reconciles reported net income for the three and nine months ended September 30, 2002 and 2001 to net income that would have been recorded if SFAS No. 142 were effective for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Reconciliation of net income:
Net income	$(11,026)	(15,658)	4,346	1,605
Add back: Goodwill amortization	—	332	—	943

Adjusted net income	$(11,026)	(15,326)	4,346	2,548

(3)    Inventories

Inventories at September 30, 2002 and December 31, 2001 consist of the following:

	September 30, 2002	December 31, 2001

Crop protection products	$44,346	93,428
Fertilizers	23,021	25,824
Raw materials	54,666	62,624
Seeds	8,081	12,752
Sundries and other	12,059	16,590

	$142,173	211,218

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2002
(Dollars in thousands)

(4)    Environmental Matters

The Company is subject to a wide variety of federal, state and local environmental laws and regulations. The Company has been identified as a potentially responsible party concerning the release of certain hazardous substances at five locations. While the current law potentially imposes joint and several liability upon each party named as a potentially responsible party, the Company’s contribution to clean up these sites is expected to be limited, given the number of other companies which have also been named as potentially responsible parties and the nature and amount of cleanup involved. A number of the Company’s facilities have been evaluated as having excess nitrates, phosphorous and pesticides in the surrounding soil or groundwater. In addition, several underground storage tanks have been removed or closed at some facilities and these sites have been evaluated for possible contamination. The Company has received letters advising that no further actions are required at two sites where remediation projects have been performed. Actions performed met guidance provided by the respective environmental authority. In total, cleanup of hazardous or potentially hazardous substances has been planned or is being performed at approximately 47 sites.

In connection with the acquisitions of IMC AgriBusiness, Inc., IMC Nitrogen Company and Hutson’s AG Service, Inc. (these three entities are collectively referred to as AgriBusiness) and Royster-Clark (Predecessor Company), the Company obtained indemnities for certain claims related to environmental matters that existed or arose prior to the acquisitions. The indemnities related to AgriBusiness are subject to a $4,500 deductible, an overall cap on all indemnities of approximately $27,000, and certain time limitations. The indemnities related to Royster-Clark, Inc. (Predecessor Company) are subject to a deductible of $2,000, certain time limitations and an overall cap of $5,000 on all indemnities. In addition, Royster-Clark, Inc. (Predecessor Company) had obtained indemnities from Lebanon Chemical Corporation (LCC) for certain claims related to environmental matters that existed at sites acquired from LCC in December 1998. The Company also obtained indemnities from the former stockholder of Alliance for environmental conditions identified as of the date of acquisition.

The Company has recorded environmental liabilities at September 30, 2002 and December 31, 2001 for the estimated cost of cleanup efforts of identified contamination or site characterization, which total $3,330 and $3,483, respectively, and are included in other long-term liabilities in the accompanying condensed consolidated balance sheets. Actual cash expenditures during the three ended September 30, 2002 and 2001 were $107 and $35, respectively and $153 and $117 for the nine months ended September 30, 2002 and 2001, respectively. These liabilities do not take into account any claims for recoveries from insurance or third parties and are not discounted. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainty in evaluating environmental exposures.

(5)    Senior Secured Credit Facility

The Company maintains a senior secured credit facility that is subject to certain borrowing base limitations and to certain covenants, including maintenance of certain required financial ratios. In the quarterly report issued for the three and six months ended June 30, 2002, we reported the possibility that some of the covenants required under the senior secured credit facility at September 30, 2002 might not be met. As of September 30, 2002, we met our covenants and we continue to be in compliance with the requirements of this senior secured credit facility. Based on preliminary fourth quarter-to-date operating results and projections, we also expect to be in compliance with these covenants at the end of the current year. Looking further ahead, based on seasonal losses often experienced in the first quarter, it is possible that we will fall short of certain requirements as of March 31, 2003.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2002
(Dollars in thousands)

The current senior secured credit facility expires at the end of April 2004 and in anticipation of that event, we have commenced a process to secure a new credit facility to replace our senior secured credit facility. While we anticipate we will be able to obtain an acceptable replacement during the first or second quarter of 2003 or renegotiate the covenants on the existing senior secured credit facility, should that become necessary, we can not provide assurance that we will be successful.

(6)    Sales of Natural Gas Contracts

As a result of the purchase of IMC Nitrogen Company on April 22, 1999, the Company became the beneficial holder of rights, title and interests in certain natural gas leases in Canada. In July 2002, the Company sold its rights, title and interests in these beneficial holdings of natural gas resulting in a gain of approximately $1,270. In addition, in September 2002, the Company sold all its rights, title, and interests in several fixed-priced natural gas contracts resulting in a gain of $623. Amounts due under the sales agreements have been recorded in “other receivables” in the accompanying condensed consolidated balance sheet.

(7)    Condensed Financial Data of Guarantor Subsidiaries

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

The following tables present the condensed financial data of Royster-Clark and its guarantor subsidiaries as of September 30, 2002 and December 31, 2001 and for the three and nine month periods ended September 30, 2002 and 2001.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2002
(Dollars in thousands)

Balance Sheet Data as of September 30, 2002:

	Royster-Clark, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash	$42	370	—	412
Trade accounts receivable, net	—	100,872	(2,055)	98,817
Other receivables	3,212	54,086	(13,905)	43,393
Inventories	—	142,173	—	142,173
Prepaid expenses and other current assets	—	2,617	—	2,617
Deferred income taxes	6,084	—	—	6,084

Total current assets	9,338	300,118	(15,960)	293,496
Property, plant and equipment, net	11,863	176,866	—	188,729
Goodwill	12,012	4,528	—	16,540
Deferred income taxes	2,624	—	—	2,624
Deferred financing costs, net	8,936	—	—	8,936
Other assets, net	42	2,150	—	2,192
Investment in subsidiaries	377,361	—	(377,361)	—

	$422,176	483,662	(393,321)	512,517

Current liabilities:
Current installments of long-term debt	—	2,277	—	2,277
Customer deposits	—	18,298	—	18,298
Accounts payable	89	59,754	(15,960)	43,883
Accrued expenses and other current liabilities	11,086	13,226	—	24,312

Total current liabilities	11,175	93,555	(15,960)	88,770
Senior secured credit facility	131,804	—	—	131,804
10 1/4% First Mortgage Notes due 2009	200,000	—	—	200,000
Long-term debt, excluding current installments	—	205	—	205
Other long-term liabilities	486	5,323	—	5,809

Total liabilities	343,465	99,083	(15,960)	426,588

Stockholder’s equity:
Common stock	—	—	—	—
Additional paid-in capital	78,599	387,361	(377,361)	88,599
Retained earnings (accumulated deficit)	112	(2,782)	—	(2,670)

Total stockholder’s equity	78,711	384,579	(377,361)	85,929

	$422,176	483,662	(393,321)	512,517

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2002
(Dollars in thousands)

Balance Sheet Data as of December 31, 2001:

		Guarantor
	Royster-Clark, Inc.	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash	$42	955	—	997
Trade accounts receivable, net	—	73,754	—	73,754
Other receivables	4,204	42,306	(22,129)	24,381
Inventories	—	211,257	(39)	211,218
Prepaid expenses and other current assets	356	1,890	—	2,246
Deferred income taxes	6,000	—	—	6,000

Total current assets	10,602	330,162	(22,168)	318,596
Property, plant and equipment, net	13,354	190,091	—	203,445
Goodwill	12,012	4,528	—	16,540
Deferred income taxes	4,795	—	—	4,795
Deferred financing costs, net	10,512	—	—	10,512
Other assets, net	75	1,922	—	1,997
Investment in subsidiaries	322,845	—	(322,845)	—

	$374,195	526,703	(345,013)	555,885

Current liabilities:
Current installments of long-term debt	$4	7,177	—	7,181
Customer deposits	—	60,900	—	60,900
Accounts payable	—	108,411	(22,129)	86,282
Accrued expenses and other current liabilities	5,750	18,564	—	24,314

Total current liabilities	5,754	195,052	(22,129)	178,677
Senior secured credit facility	89,244	—	—	89,244
10 1/4% First Mortgage Notes due 2009	200,000	—	—	200,000
Long-term debt, excluding current installments	—	363	—	363
Other long-term liabilities	490	5,528	—	6,018

Total liabilities	295,488	200,943	(22,129)	474,302

Stockholder's equity:
Common stock	—	—	—	—
Additional paid-in capital	78,599	332,845	(322,845)	88,599
Retained earnings (accumulated deficit)	108	(7,085)	(39)	(7,016)

Total stockholder's equity	78,707	325,760	(322,884)	81,583

	$374,195	526,703	(345,013)	555,885

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2002
(Dollars in thousands)

Statements of Operations Data for the three and nine months ended September 30, 2002 and 2001:

	Royster-Clark, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended September 30, 2002
Net sales	$943	140,623	(16,184)	125,382
Cost of sales	104	111,619	(11,709)	100,014

Gross profit	839	29,004	(4,475)	25,368
Selling, general and administrative expenses	296	41,886	(4,475)	37,707
Loss (gain) on disposal of property, plant and equipment, net	40	(115)	—	(75)

Operating income (loss)	503	(12,767)	—	(12,264)
Interest expense	(502)	(6,805)	—	(7,307)
Gain of sales of natural gas contracts	—	1,893	—	1,893

Income (loss) before income taxes	1	(17,679)	—	(17,678)
Income tax benefit	—	(6,652)	—	(6,652)

Net income (loss)	$1	(11,027)	—	(11,026)

Three Months Ended September 30, 2001
Net sales	$987	139,890	(20,423)	120,454
Cost of sales	106	113,588	(15,913)	97,781

Gross profit	881	26,302	(4,510)	22,673
Selling, general and administrative expenses	281	43,378	(4,567)	39,092
Loss on disposal of property, plant and equipment, net	11	6	—	17

Operating income (loss)	589	(17,082)	57	(16,436)
Interest expense	(588)	(7,909)	—	(8,497)

Income (loss) before income taxes	1	(24,991)	57	(24,933)
Income tax benefit	—	(9,275)	—	(9,275)

Net income (loss)	$1	(15,716)	57	(15,658)

Nine Months Ended September 30, 2002
Net sales	$2,744	804,038	(52,942)	753,840
Cost of sales	315	645,812	(39,076)	607,051

Gross profit	2,429	158,226	(13,866)	146,789
Selling, general and administrative expenses	887	132,679	(13,905)	119,661
Loss on disposal of property, plant and equipment, net	52	36	—	88

Operating income	1,490	25,511	39	27,040
Interest expense	(1,485)	(20,241)	—	(21,726)
Gain on sales of natural gas contracts	—	1,893	—	1,893

Income before income taxes	5	7,163	39	7,207
Income tax expense	2	2,859	—	2,861

Net income	$3	4,304	39	4,346

Nine Months Ended September 30, 2001
Net sales	$3,256	869,835	(51,907)	821,184
Cost of sales	316	694,579	(36,453)	658,442

Gross profit	2,940	175,256	(15,454)	162,742
Selling, general and administrative expenses	649	146,408	(15,686)	131,371
Loss on disposal of property, plant and equipment, net	403	456	—	859

Operating income	1,888	28,392	232	30,512
Interest expense	(1,882)	(25,201)	—	(27,083)

Income before income taxes	6	3,191	232	3,429
Income tax expense	2	1,822	—	1,824

Net income	$4	1,369	232	1,605

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2002
(Dollars in thousands)

Statements of Cash Flow Data for the nine months ended September 30, 2002 and 2001:

	Royster-Clark, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Nine Months Ended September 30, 2002
Net cash provided by (used in) operating activities	$(42,623)	51,075	—	8,452

Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment	67	1,522	—	1,589
Purchases of property, plant and equipment	—	(5,522)	—	(5,522)

Net cash provided by (used in) investing activities	67	(4,000)	—	(3,933)

Cash flows from financing activities:
Proceeds from senior secured credit facility	275,767	—	—	275,767
Payments on senior secured credit facility	(233,207)	—	—	(233,207)
Principal payments on long-term debt	(4)	(5,058)	—	(5,062)
Net decrease in customer deposits	—	(42,602)	—	(42,602)

Net cash provided by (used in) financing activities	42,556	(47,660)	—	(5,104)

Net decrease in cash	—	(585)	—	(585)
Cash at beginning of period	42	955	—	997

Cash at end of period	$42	370	—	412

Nine Months Ended September 30, 2001
Net cash provided by operating activities	$4,038	65,381	—	69,419

Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment	159	859	—	1,018
Purchases of property, plant and equipment	—	(11,373)	—	(11,373)
Costs associated with Agro acquisition	—	(3,305)	—	(3,305)

Net cash provided by (used in) investing activities	159	(13,819)	—	(13,660)

Cash flows from financing activities:
Proceeds from senior secured credit facility	265,750	—	—	265,750
Payments on senior secured credit facility	(269,912)	—	—	(269,912)
Proceeds from long-term debt	—	256	—	256
Principal payments on long-term debt	(35)	(69)	—	(104)
Net decrease in customer deposits	—	(51,897)	—	(51,897)

Net cash used in financing activities	(4,197)	(51,710)	—	(55,907)

Net decrease in cash	—	(148)	—	(148)
Cash at beginning of period	42	371	—	413

Cash at end of period	$42	223	—	265

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The crop production inputs distribution business is seasonal, with approximately 69% of our sales occurring between March and July based upon planting, growing and harvesting cycles. This seasonality results from the planting, growing and harvesting cycles of our customers. Inventories are accumulated to be available for seasonal sales, requiring significant storage capacity. The accumulation of inventory is financed by suppliers or by the Company through its credit facility. Depending on weather and field conditions in the Company’s widely diverse geographic marketing areas, the period of heavy product shipments to customers can vary by several weeks, which may have a material impact on which quarter sales are recorded.

Another factor affecting our business is the price for fertilizers. We purchase nitrogen materials, phosphates, and potash and resell these nutrients in either their original form or in the form of multi-nutrient fertilizers. Prices for phosphates have recently experienced some volatility while potash has been relatively stable over the past several years. During the third quarter of 2002, nitrogen pricing declined for the first weeks of the quarter and steadily rose for the remainder of the quarter with higher increases during the later portion of September compared to 2001 when pricing experienced steady declines. While the level of nitrogen prices affects the profitability of our entire business, the level of nitrogen prices affects the profitability of our two nitrogen-manufacturing plants more dramatically.

The major raw material in the manufacture of nitrogen-based products is natural gas. We purchase natural gas through market-priced contracts and on the open market for use in our nitrogen-production plant in East Dubuque, IL. Natural gas pricing quoted at the Henry Hub was $2.55 per MMBTU at December 31, 2001. The price for natural gas has ranged from approximately $3.04 to $4.09 per MMBTU during the quarter and was $4.09 per MMBTU as of September 30, 2002. The average and median price for the quarter ended September 30, 2002 were approximately $3.33 and $3.29, respectively. The level of natural gas prices directly affects profitability of our nitrogen-based products.

Results of Operations

Three months ended September 30, 2002 compared to three months ended September 30, 2001

The following table and discussion provides information regarding Royster-Clark’s statement of operations as a percentage of net sales.

	Three Months ended
	September 30,
	2002	2001
Net sales	100.0%	100.0
Cost of sales	79.8	81.2

Gross profit	20.2	18.8
Selling, general and administrative expenses	30.1	32.5
Gain on disposal of property, plant and equipment, net	(0.1)	—

Operating loss	(9.8)	(13.7)
Interest expense	(5.8)	(7.1)
Gain on sales of natural gas contracts	1.5	—

Loss before taxes	(14.1)	(20.8)
Income tax benefit	(5.3)	(7.7)

Net loss	(8.8)%	(13.1)

Net sales.    Royster-Clark’s net sales were $125.4 million for the third quarter of 2002 compared to $120.5 million for the same period in 2001, an increase of $4.9 million, or 4.1%. The increase in sales resulted predominantly from approximately $11.5 million in increased volume of various fertilizer materials, predominantly nitrogen products, crop protection, seed and grain products and application and service revenues. This increase in sales was partially offset by price depreciation of approximately $6.6 million. The decline in natural gas prices from the high levels encountered in 2001 was the prime driver in this price depreciation. The change in sales resulted from the following factors:

•
Sales volume increases were a net of $11.5 million resulting from increases in crop protection products of approximately $6.8 million, various nitrogen fertilizer products (“nitrogen products”) of approximately $4.8 million, various phosphate products of approximately $1.5 million, grain and seed products of approximately $2.2 million and increased revenues on application and services of approximately $2.2 million. These increases were partially offset by volume decreases in granulated and blended fertilizer products of approximately $3.7 million and volume decreases in lime, landplaster, micronutrient, and other products of approximately $2.3 million. The increase in sales volume of crop protection products resulted from planting delays from the second quarter shifting application of crop protection products into the third quarter. Increases in nitrogen and phosphate product sales volume resulted from early movement of product for fall season sales predominantly to larger wholesale accounts and to a lesser extent, retail customers. Application and service income increased due to application of products due to planting delays from the second quarter and early movement of fertilizer to retail customers for the fall season. The decreases in sales volumes resulted from reduced fertilizer application due to continued dry conditions in the Southeast.

•
Market related sales price depreciation of nitrogen products accounted for approximately $4.8 million of the $6.6 million price depreciation. Price depreciation also affected crop protection products and liquid and dry blend fertilizers. Nitrogen products are used in both liquid and dry blended fertilizers and were affected by nitrogen price depreciation. Decreased sales of $0.6 million resulted from blended and granulated price depreciation and other mix changes. Crop protection product price depreciation of approximately $0.8 million resulted predominantly from generic product competition during the third quarter. Lower sales of seed products resulted predominantly from lower prices received on sales of seed to elevators.

Gross profit.    Gross profit was $25.4 million for the third quarter of 2002 compared to $22.7 million for the same period in 2001, an increase of $2.7 million, or 11.9%. The increase in gross profit resulted from favorable costs of East Dubuque manufactured nitrogen products during the quarter, increased sales volumes described above and improved operating rates of several of our granulation plants. The increase of gross profit was partially offset by lower product rebates for the quarter. Price depreciation from product groups described above was substantially offset by lower costs of those product groups. Gross margin was 20.2% for the third quarter of 2002 compared to 18.8% for the same period in 2001. The increase in gross margin increased by 1.4% due to the favorable leverage of East Dubuque manufacturing costs.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $37.7 million for the third quarter of 2002 compared to $39.1 million for the same period in 2001, a decrease of $1.4 million, or 3.6%. The decrease in selling, general and administrative expenses resulted from the following factors:

•	Employee compensation costs were approximately $1.4 million lower due to personnel reductions and hour reductions of staff initiated to reduce costs.

•	Expenses were approximately $0.5 million lower compared to 2001 due to cost savings measures including seasonal labor, overtime, auto, services, telephone and supplies.

•
Amortization of goodwill and other assets was approximately $0.3 million lower compared to 2001, predominantly due to adoption of provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. During 2001, selling, general and administrative expenses reflect charges for the amortization of goodwill, which is no longer amortized in the current year with the adoption of SFAS No. 142. For the three months ended September 30, 2001, amortization of goodwill totaled $0.3 million.

•
Medical health insurance expense and other benefits and taxes were $0.3 million lower than last year due to fewer employees, favorable experience and an increase in employee sharing of healthcare costs.

•	Rent expense was approximately $0.2 million lower than the comparable period last year due to improved utilization of equipment.

The decrease in selling, general and administrative expenses was partially offset by increases in property and general liability insurance of approximately $0.6 million, storage and handling of approximately $0.3 million, property taxes of approximately $0.2 million and various other increases of approximately $0.2 million. Selling, general and administrative expense as a percentage of net sales was 30.1% for the third quarter of 2002 compared to 32.5% for the same period in 2001. Lower selling, general and administrative expenses as a percent of net sales resulted from personnel reductions, lower amortization and other expense reductions not driven by volume changes. Quarterly selling, general and administrative expense as a percent of net sales fluctuates widely within the fiscal year due to the seasonal nature of sales volumes with selling, general and administrative expense exhibiting less seasonal fluctuations.

Gain on disposal of property, plant and equipment, net.    Gain on sales of fixed assets was $0.1 million in 2002 compared to no gain or loss in 2001. This increase was the result of asset sales during the quarter compared to the comparable period last year.

Operating loss.    Operating loss was $12.3 million for the third quarter of 2002 compared to $16.4 million for the same period in 2001, a decrease of $4.1 million, or 25.0%. This decrease was the result of factors discussed above. Operating loss as a percentage of net sales was 9.8% for the third quarter in 2002 compared to 13.7% for the same period in 2001 due to the increased gross margin and the decreased selling, general and administrative expenses as a percentage of sales as described above.

Interest expense.    Interest expense was $7.3 million for the third quarter in 2002 compared to $8.5 million for the same period in 2001, a decrease of $1.2 million, or 14.1%. The decrease in interest expense was due to lower average daily borrowings for the quarter against our senior secured credit facility and lower interest rates. Average daily borrowings against our senior secured credit facility used to fund working capital needs were $33.0 million lower in 2002 compared to 2001 resulting in approximately $0.6 million less interest expense. Lower interest rates on the senior secured credit facility of approximately 1.7% resulted in approximately $0.6 million less expense in 2002 as compared to 2001.

Gain on sales of natural gas contracts.    As a result of the purchase of IMC Nitrogen Company on April 22, 1999, the Company became the beneficial holder of rights, title and interests in certain natural gas leases in Canada. In July 2002, the Company sold its rights, title and interests in these beneficial holdings of natural gas resulting in a gain of approximately $1.3 million. In addition, in September 2002, the Company sold all its rights, title, and interests in several fixed-priced natural gas contracts resulting in a gain of $0.6 million.

Income tax benefit.    Income tax benefit was $6.7 million for the third quarter of 2002 compared to $9.3 million for the same period in 2001, a decrease of $2.6 million. The lower income tax benefit was primarily attributable to lower taxable losses. The effective tax rate was 37.6% for the third quarter of 2002 compared to 37.2% for the same period in 2001. The higher effective tax rate in 2002 compared to 2001 resulted from the elimination of goodwill amortization effective January 1, 2002 as a result of the adoption of SFAS No. 142.

Net loss.    Net loss was $11.0 million for the third quarter of 2002 compared to $15.7 million for the same period in 2001, a decrease of $4.7 million, resulting from the fluctuations noted above.

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

The following table and discussion provides information regarding Royster-Clark’s statement of operations as a percentage of net sales.

	Nine Months ended September 30,
	2002	2001
Net sales	100.0%	100.0
Cost of sales	80.5	80.2

Gross profit	19.5	19.8
Selling, general and administrative expenses	15.9	16.0
Loss on disposal of property, plant and equipment, net	—	0.1

Operating income	3.6	3.7
Interest expense	(2.9)	(3.3)
Gain on sales of natural gas contracts	0.3	—

Income before taxes	1.0	0.4
Income tax expense	0.4	0.2

Net income	0.6%	0.2

Net sales.    Royster-Clark’s net sales were $753.8 million for the first nine months of 2002 compared to $821.2 million for the same period in 2001, a decrease of $67.4 million, or 8.2%. The decrease in sales resulted predominantly from approximately $87.4 million in price depreciation of fertilizer materials, crop protection and seed products, predominantly nitrogen products during the second quarter that continued into the beginning of the third quarter. Declining natural gas prices from the high levels encountered in 2001 was the prime driver in this price depreciation. Inclement weather in several of the Company’s market areas in Indiana, Ohio, Illinois, Kentucky and Tennessee during the later portion of the first quarter and during the second quarter affected product shipments. Some farmers switched from planting corn to soybeans, which require less fertilizer and crop protection inputs while other farmers elected not to plant and file for crop insurance compensation. The change in sales resulted from the following factors:

•
Market related sales price depreciation of various nitrogen fertilizer products accounted for approximately $68.8 million of the $87.4 million price depreciation. Price depreciation affected liquid and dry blended fertilizers and, to lesser extent, phosphate and potash products. Nitrogen products are used in both liquid and dry blended fertilizers and were affected by nitrogen price depreciation resulting in approximately $9.5 million in price depreciation. Crop protection product price depreciation of approximately $3.2 million resulted predominantly from generic product competition during the second quarter.

•
Sales volume increases were a net of $20.0 million resulting from volume increases in nitrogen products of approximately $26.0 million, grain and seed products of $6.1 million and $2.6 million from other products. Volume declines in blended and granulated fertilizer products of approximately $13.5 million and crop protection products of approximately $1.2 million partially offset the volume increases described above. The increase in nitrogen products resulted primarily from regaining market share from 2001 when we passed on business anticipating higher returns during heavy second quarter movement and early movement of product for fall season sales predominantly to larger wholesale accounts and to a lesser extent, retail customers during the third quarter. In addition, farmers applied nitrogen products for the maximum payback on their input dollars at the expense of blended and granulated fertilizer that offers a nutrient mix. Volume increases in grain and seed products resulted from increased volumes shipped through the Company’s grain operations and increased sales of seed to elevators. Decreases in blended and granulated fertilizer sales volumes were the result of several factors that affected our markets to varying degrees. The volume declines in granulated products sales in the Southeast resulted from reduced fertilizer application due to continued dry conditions, limited supply of certain fertilizer grades and mixes and unprofitable customers we elected not to service. Limited supply of certain fertilizer grades and mixes resulted from Company efforts that modified some of its manufacturing processes. We did not attain previous manufacturing rates resulting in lower available tons. Lower crop protection product sales volumes resulted from reduced corn acres planted.

Gross profit.    Gross profit was $146.8 million for the first nine months of 2002 compared to $162.7 million for the same period in 2001, a decrease of $15.9 million, or 9.8%. The decrease in gross profit resulted from the various sales volume and pricing factors discussed above. Gross margin was 19.5% for the first nine months of 2002 compared to 19.8% for the same period in 2001. Lower gross margin percentage resulted primarily from sales price declines in nitrogen products.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $119.7 million for the first nine months of 2002 compared to $131.4 million for the same period in 2001, a decrease of $11.7 million, or 8.9%. The decrease in selling, general and administrative expenses resulted from the following factors:

•
Expenses were approximately $6.8 million lower compared to 2001 due to less expense supporting sales decreases including incentives, seasonal labor and overtime, fuel, power, doubtful accounts, travel, entertainment, repairs and supplies. Cost savings initiated in response to sales decreases were included in the lower expense.

•	Full time salary and benefit costs were approximately $2.3 million lower due to personnel reductions.

•
Expenses at distribution centers handling crop protection and seed products and various terminals handling nitrogen solution and other fertilizer materials were $1.7 million lower due to the leverage effect of increased shipments through the facilities.

•	Medical health insurance and workers compensation expenses were $1.2 million lower than last year due to fewer employees, favorable experience and an increase in employee sharing of healthcare costs.

•	Rent expense was approximately $0.9 million lower than the comparable period last year due to improved utilization of equipment.

•
Amortization of goodwill and other assets was approximately $0.9 million lower compared to 2001, due predominantly to adoption of provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” During 2001, selling, general and administrative expenses reflect charges for the amortization of goodwill, which is no longer amortized in the current year with the adoption of SFAS No. 142. For the first nine months ended September 30, 2001, amortization of goodwill totaled $0.9 million.

•	Other expenses were approximately $0.5 million lower compared to 2001 due to the results of other cost savings measures.

The decrease in selling, general and administrative expenses was partially offset by increases in property and general liability insurance of approximately $1.7 million, depreciation of approximately $0.7 million and other net increases of various expenses of approximately $0.2 million. Selling, general and administrative expense as a percentage of net sales was 15.9% for the first nine months of 2002 compared to 16.0% for the same period in 2001. Lower selling, general and administrative expenses as a percent of net sales resulted from personnel reductions and other expense reductions not driven by volume changes being right-sized with sales reductions and lower amortization. Quarterly selling, general and administrative expense as a percent of net sales fluctuates widely within the fiscal year due to the seasonal nature of sales volumes with selling, general and administrative expense exhibiting less seasonal fluctuations.

Loss on disposal of property, plant and equipment, net.    Loss on sales of fixed assets was $0.1 million for the first nine months of 2002 compared to $0.9 million in 2001. This decrease was the result of the disposal last year of a former administrative office in 2001 and fewer asset sales.

Operating income.    Operating income was $27.0 million for the first nine months of 2002 compared to $30.5 million for the same period in 2001, a decrease of $3.5 million, or 11.5%. This decrease was the result of factors discussed above. Operating income as a percentage of net sales was 3.6% for the first nine months in 2002 compared to 3.7% for the same period in 2001 due to lower gross margin discussed above that was partially offset by lower expense as a percentage of sales in selling, general and administrative expenses.

Interest expense.    Interest expense was $21.7 million for the first nine months in 2002 compared to $27.1 million for the same period in 2001, a decrease of $5.4 million, or 19.9%. The decrease in interest expense was due to both lower average daily borrowings for the first nine months against our senior secured credit facility and lower interest rates. Average daily borrowings against our senior secured credit facility used to fund working capital needs were $53.5 million lower in 2002 compared to 2001 resulting in approximately $2.8 million less interest expense. Lower interest rates on the senior secured credit facility of approximately 1.7% resulted in approximately $2.6 million less expense in 2002 as compared to 2001.

Gain on sales of natural gas contracts.    As a result of the purchase of IMC Nitrogen Company on April 22, 1999, the Company became the beneficial holder of rights, title and interests in certain natural gas leases in Canada. In July 2002, the Company sold its rights, title and interests in these beneficial holdings of natural gas resulting in a gain of approximately $1.3 million. In addition, in September 2002, the Company sold all its rights, title, and interests in several fixed-priced natural gas contracts resulting in a gain of $0.6 million.

Income tax expense.    Income tax expense was $2.9 million for the first nine months of 2002 compared to $1.8 million for the same period in 2001, an increase of $1.1 million. The higher income tax expense is primarily attributable to a higher taxable income, but was partially offset by the lower effective income tax rate due to the elimination of goodwill amortization effective January 1, 2002 because of the adoption of SFAS No. 142. The effective tax rate was 39.7% for the first nine months of 2002 compared to 53.2% for the same period in 2001. The lower effective tax rate in 2002 compared to 2001 resulted from the elimination of goodwill amortization in

2002 compared to 2001 when nondeductible goodwill amortization and lower taxable income yielded a significantly higher effective tax rate.

Net income.    Net income was $4.3 million for the first nine months of 2002 compared to $1.6 million for the same period in 2001, an increase of $2.7 million, resulting from the fluctuations noted above.

Liquidity and Capital Resources

Our primary capital requirements are for working capital, debt service, capital expenditures and possible acquisitions. For day-to-day liquidity requirements, we operate with a $245 million senior secured credit facility (“credit facility”) with a consortium of banks. The credit facility expires in April 2004. At September 30, 2002, the borrowing base provisions under the facility supported a borrowing availability of $144.7 million, from which we had drawn $131.8 million. This facility includes up to $10.0 million for letters of credit. This facility contains financial and operational covenants and other restrictions with which we must comply, including a requirement to maintain certain financial ratios and limitations on our ability to incur additional indebtedness.

In the quarterly report issued for the three and six months ended June 30, 2002, we reported the possibility that some of the covenants required under the senior secured credit facility at September 30, 2002 might not be met. As of September 30, 2002, we met our covenants and we continue to be in compliance with the requirements of this senior secured credit facility. Based on preliminary fourth quarter-to-date operating results and projections, we also expect to be in compliance with these covenants at the end of the current year. Looking further ahead, based on seasonal losses often experienced in the first quarter, it is possible that we will fall short of certain requirements as of March 31, 2003.

The current senior secured credit facility expires at the end of April 2004 and in anticipation of that event, we have commenced a process to secure a new credit facility to replace our senior secured credit facility. The Company believes that beginning the process now to replace the credit facility provides the Company with more latitude in negotiating favorable terms for the Company and taking advantage of the current favorable interest rate environment. Based on specific preliminary proposals received from capable financial institutions, we believe that we will be successful in replacing the current facility in either the first or second quarter of 2003 with a new facility expiring in 2006. While we anticipate we will either replace the existing senior secured credit facility or renegotiate the covenants on it, should that become necessary, we can not provide assurance that we will be successful.

Capital expenditures were $5.5 million for the nine months ended September 30, 2002 compared with $11.4 million for the nine months ended September 30, 2001. These capital expenditures were primarily for facilities improvements and machinery and equipment replacement projects. We estimate total capital expenditures, excluding acquisitions, for 2002 will range from $6.5 to $7.5 million.

Net cash provided by operating activities for the nine months ended September 30, 2002 was $8.5 million compared to $69.4 million for comparable period in 2001, a decrease of $60.9 million. The most significant component of lower cash flows provided by operating activities was movement in operating assets and liabilities of $61.7 million. Combined cash used in inventory and accounts payable of $45.8 million was due to increased purchases of favorably priced inventory for short-term inventory needs for the fall that was not as heavily vendor financed as last year. Lower collections of other receivable of $12.5 million resulted primarily from the collection last year of $12.2 million of the receivable recorded December 2000 for the sale of natural gas purchase contracts. Lower cash provided by operating activities also resulted from net cash used in prepaid expenses of $0.4 million in 2002 compared to cash provided by prepaid expenses of $2.7 million in 2001.

Net cash used in investing activities amounted to $3.9 million in 2002 compared to $13.7 million in 2001, a decrease of $9.8 million. The decrease in net cash used in investing activities resulted from:

•	Lower capital expenditures of $5.9 million in 2002;

•	$3.3 million in acquisition costs associated with the attempted acquisition of Agro Distribution expended in 2001; and

•	$0.6 million in higher proceeds from the sale of property, plant and equipment in 2002.

Net cash used in financing activities totaled $5.1 million compared to $55.9 million in 2001, a decrease of $50.8 million. Decreased cash used in financing activities in 2002 compared to 2001 resulted from lower payments of $36.7 million and higher proceeds of $10.0 million from the credit facility compared to 2001 and a decrease in cash provided by customer deposits of $9.3 million in 2002 compared to 2001. Lower working capital needs required lower borrowings under the credit facility. The decrease in cash used in customer deposits resulted from lower customer deposits at December 2001 compared to 2000, due primarily to price depreciation of nitrogen products. The payment of $5.0 million on a five-year note payable entered in 1997 partially offset the decreases described above.

Net working capital, excluding senior secured credit facility and current installments of long-term debt at September 30, 2002 totaled $207.0 million versus $147.1 million at December 31, 2001, an increase of $59.9 million, or 40.7%. This increase resulted primarily from the typical seasonal activity of increases in trade accounts and other receivables and decreases in inventory, customer deposits and accounts payable from normal seasonal movement of operating assets and liabilities. Working capital changes are summarized in the table below.

Working capital increases:
Trade account receivable	$25.1
Accounts payable	42.4
Customer deposits	42.6
Other receivables	19.0

Total increases	129.1

Working capital decreases:
Inventory	69.1
Prepaid expenses and other current assets	0.1

Total decreases	69.2

Net increase	$59.9

Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 143

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not believe the implementation of this standard will have a material effect on our financial condition or results of operations.

Statement of Financial Accounting Standards No. 145

In April 2002, the FASB issued SFAS No. 145, “Recission of FAS No. 4, 44 and 64, Amendment of FAS No. 13, and Technical corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible

Assets of Motor Carriers.” This Statement amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement has a variety of effective dates due to the various standards affected, but generally is effective for years beginning or transactions after May 15, 2002, with early application encouraged. We do not believe the implementation of this standard will have a material effect on our financial condition or results of operations.

Statement of Financial Accounting Standards No. 146

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 is effective prospectively after December 31, 2002. We do not believe the implementation of this standard will have a material effect on our financial condition or results of operations.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk due to changes in natural gas prices. Natural gas is a raw material used in the production of various nitrogen-based products that the Company either manufactures at its East Dubuque plant or purchases from vendors. Market prices of nitrogen-based products are affected by changes in natural gas prices as well as supply and demand and other factors. As a normal course of business, the Company purchases nitrogen-based products during the winter and early spring to supply its needs during the high sales volume spring season. Nitrogen-based inventory remaining at the end of the spring season will be subject to market risk due to changes in natural gas prices and supply and demand. Currently, the Company enters into limited indexed price commitments to purchase natural gas for use in its East Dubuque facility and therefore is exposed to significant market risk. Changes in levels of natural gas prices and market prices of nitrogen-based products can materially affect the Company’s financial position and results of operations.

The Company is also exposed to changes in interest rates. The interest rates that we pay for borrowings under our credit facility are based primarily on the LIBOR rate of interest charged by the agent bank under our credit facility. Our operating results will be impacted by changes in interest rates. We estimate that based on an estimated annual average balance on our credit facility that each 1% change in market interest rate will impact before tax earnings by approximately $1.1 million. Our First Mortgage Notes bear interest at a fixed rate of 10 1/4%. Some of our customer deposits also bear interest at a fixed rate, which is established on an annual basis at the beginning of each farming season based on prevailing market rates for similar programs in each of the regions in which we operate.

The Company engages in limited commodity hedging activities with respect to its grain and seed purchases. Given the current economic climate, we believe that the rates in force approximate market rates. We do not hold or issue derivative financial instruments for trading purposes.

At September 30, 2002, the Company’s exposure to market risk factors had not materially changed from December 31, 2001.

ITEM 4.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Within the 90-day period prior to the date of this report, the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (the “Evaluation”). Based upon the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

(b)	Changes in internal control.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation.

PART 2.    OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K

(a)	(1) Financial Statements:

The following condensed consolidated financial statements are included in Part 1, Item 1, of this  Form 10-Q:

Condensed Consolidated Balance Sheet as of September 30, 2002 and December 31, 2001

Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2002 and 2001

Condensed Consolidated Statements of Cash Flow for the Nine Months ended September 30, 2002 and 2001

(2)	Financial Statement Schedules: None.

(3)	Exhibits:

3.01	Restated Certificate of Incorporation of the Company.†

3.02	Certificate of Amendment of Restated Certificate of Incorporation of the Company.†

3.03	Amended and Restated Bylaws of the Company.†

4.01	Indenture dated as of April 22, 1999 by and among the Company, the Guarantors, and the United States Trust Company of New York, as Trustee.†

4.02	Form of 101/4% First Mortgage Note Due 2009 (Included in Exhibit 4.01)†

10.01
Credit Agreement dated as of April 22, 1999 by and among the Company, the Guarantors, various lenders, DLJ Capital Funding, as arranger and syndication agent, J.P. Morgan Securities Inc., as documentation agent and U.S. Bancorp Ag Credit, Inc., as administrative agent.†

10.03	Supply Agreement dated as of April 22, 1999 among IMC Kalium Ltd., IMC-Agrico Company and the Company. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.†

10.04	Company Employee Savings and Investment Plan.†

10.05	Royster-Clark Group, Inc. 1999 Restricted Stock Purchase and Option Plan.†

10.06	Employment Agreement dated as of April 22, 1999 by and among Francis P. Jenkins, Jr., Royster-Clark Group, Inc. and Royster-Clark, Inc.†

10.14	Amendment Agreement dated August 18, 2000 amending Credit Agreement.††

10.15	Second Amendment to Revolving Credit Agreement among Royster-Clark, Inc., various financial institutions, DLJ Capital Funding, J.P. Morgan Securities, Inc., and U.S. Bancorp, Ag Credit, Inc.†††

10.16	Employment Agreement dated as of December 1, 1999 between Royster-Clark, Inc. and G. Kenneth Moshenek.††††

10.17	Employment Agreement dated as of December 1, 1999 between Royster-Clark, Inc. and Walter Vance.††††

10.18	Form of Waiver and Consent dated May 6, 2002 under the Revolving Credit Agreement by and among Royster-Clark, Inc. and various financial institutions*

99.01	Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350‡

99.02	Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350 ‡

†	Incorporated by reference to Registration Statement on Form S-4 (Reg. No.: 333-81235) where it has been filed as an Exhibit.
††	Incorporated by reference to Exhibit No. 10.14 to Form 10Q for the quarterly period ended June 30, 2000 (Reg. No.: 333-81235) filed on August 21, 2000.
†††	Incorporated by reference to Exhibit No 10.15 to Form 10Q for the quarterly period ended September 30, 2000 (Reg. No.: 333-81235) filed on November 14, 2000.
††††	Incorporated by reference to Exhibit No 10.15 to Form 10K for the annual period ended December 31, 2000 (Reg. No.: 333-81235) filed on April 2, 2001.
*	Incorporated by reference to Exhibit No 10.18 to Form 10Q for the quarterly period ended March 31, 2002 (Reg. No.: 333-81235) filed on May 14, 2002.
‡	Filed herein.

(b)	Reports on Form 8-K – None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYSTER-CLARK, INC.
/s/ PAUL M. MURPHY
Paul M. Murphy
Chief Financial Officer

DATE:    November 14, 2002

ROYSTER-CLARK, INC.

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT
OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Francis P. Jenkins, Jr., Chief Executive Officer of Royster-Clark, Inc. certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Royster-Clark, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002

By:  /S/    FRANCIS P. JENKINS, JR.

Francis P. Jenkins, Jr.
Chief Executive Officer

ROYSTER-CLARK, INC.

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT
OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul M. Murphy, Chief Financial Officer of Royster-Clark, Inc. certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Royster-Clark, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002

By:  /S/    PAUL M. MURPHY

Paul M. Murphy
Chief Financial Officer