Form 10-K
period 2002-12-31
ROYSTER-CLARK INC
filed 2003-03-28
CIK 1088893

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 28, 2003

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15d OF THE SECURITIES EXCHANGE ACT OF 1934

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Fiscal Year Ended December 31, 2002

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Transition period from                                      to

Commission File Number: 333-81235

ROYSTER-CLARK, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	2875	76-0329525
(State or other jurisdiction	(Primary Standard Industrial	(I.R.S. Employer
of incorporation or organization)	Classification Code Number)	Identification No.)

1251 AVENUE OF THE AMERICAS – SUITE 900

NEW YORK, NEW YORK 10020

(212) 332-2965

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

SEE TABLE OF ADDITIONAL REGISTRANTS BELOW

FRANCIS P. JENKINS, JR.

CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

ROYSTER-CLARK, INC.

1251 AVENUE OF THE AMERICAS – SUITE 900

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

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐ Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing (see definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. Not applicable

DOCUMENTS INCORPORATED BY REFERENCE: NONE

ROYSTER-CLARK, INC.

TABLE OF ADDITIONAL REGISTRANTS

	STATE OF INCORPORATION OR ORGANIZATION	PRIMARY STANDARD	IRS EMPLOYER IDENTIFICATION NO.
		INDUSTRIAL CLASSIFICATION
NAME		CODE NUMBER
Royster-Clark Group, Inc.	Delaware	2875	13-4055347
Royster-Clark Agribusiness, Inc.	Delaware	5191	58-1599501
Royster-Clark Nitrogen, Inc.	Delaware	2873	36-3536929
Royster-Clark Resources LLC	Delaware	5191	22-3652274
Royster-Clark Realty LLC	Delaware	6512	22-3648552
Royster-Clark AgriBusiness Realty LLC	Delaware	6512	22-3648546

The address, including zip code, and telephone number, including area code, of the principal offices of the additional registrants listed above is: 1251 Avenue of the Americas—Suite 900, New York, New York 10020; the telephone number at that address is (212) 332-2965.

i

ROYSTER-CLARK, INC.

FORM 10-K

ii

FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Report, the words “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “hope,” “may” and similar expressions, as well as “will,” “shall” and other indications of future tense, are intended to identify forward-looking statements. Similarly, statements that describe the Company’s future plans, objectives, targets or goals are also forward-looking statements. The forward-looking statements are based on our current expectations and speak only as of the date made. These forward-looking statements involve known and unknown risks, uncertainties and other factors that in some cases have affected our historical results and could cause actual results in the future to differ significantly from the results anticipated in forward-looking statements made in this Report. Important factors that could cause a material difference include, but are not limited to, (i) changes in matters which affect the global supply and demand of fertilizer products, (ii) the volatility of the natural gas markets, (iii) a variety of conditions in the agricultural industry such as grain prices, planted acreage, projected grain stocks, U.S. government policies, weather and changes in agricultural production methods, (iv) possible unscheduled plant outages and other operating difficulties, (v) price competition and capacity expansions and reductions from both domestic and international producers, (vi) the relative unpredictability of national and local economic conditions within the markets we serve, specifically in light of the September 11, 2001 terrorist attacks and their related aftermath, (vii) environmental regulations, (viii) other important factors affecting the fertilizer industry, (ix) fluctuations in interest rates and (x) other factors referenced in the Company’s Reports and registration statements filed with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements.

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

iii

PART I

ITEM 1.    BUSINESS.

General

We believe that we are one of the largest independent retail and wholesale distributors, in terms of retail sales, of agricultural fertilizer, seed, crop protection products and agronomic services to farmers in the United States. We primarily focus on major farming regions in the East, South and Midwest of the United States. Our distribution business supplies a full range of products and services to our retail and wholesale customers through approximately 400 facilities, including retail farm centers (“Farmarkets”), granulation, blending and seed processing plants, and a network of storage and distribution terminals and warehouses. In addition, we operate two nitrogen-manufacturing plants that supply our distribution business with nitrogen fertilizer products. We operate as a retailer and wholesaler of a complete line of products and services to help farmers become more profitable, efficient and environmentally sound. In 2002, we generated revenues of $898.1 million and EBITDA of $49.8 million (See the discussion of this item in Item 6, Selected Financial Data).

Royster-Clark, Inc. (“Company”) has a long history. W.S. Clark & Sons, Inc. began operations in 1872 as a general mercantile company. The corporate antecedents of Royster Company Inc. were formed in 1881 to utilize natural fertilizer resources from South America. Royster-Clark, Inc. was formed in 1992 through the merger of these two companies. The current management team assumed active control at Royster-Clark in the summer of 1995.

On April 22, 1999, 399 Venture Partners, Inc., an affiliate of Citicorp Venture Capital Ltd., through its newly formed company Royster-Clark Group, Inc. (“Royster-Clark Group” or “RCG”), acquired all of the outstanding shares of Royster-Clark, Inc. (predecessor) from some members of its management. Royster-Clark, Inc. (successor) then acquired all of the outstanding shares of three operating subsidiaries, IMC AgriBusiness, Inc., IMC Nitrogen Company and Hutson’s AG Service, Inc. from IMC Global, Inc. These three IMC entities are referred to as “AgriBusiness.”

In order to finance the acquisition of AgriBusiness and re-structure the Company’s debt, the Company used proceeds from equity contributions by 399 Venture Partners, Inc. of $59.0 million, management rollover equity of $19.6 million; issuance of $10.0 million of Royster-Clark Group junior subordinated notes maturing in 2010, to IMC Global, Inc.; the issuance of $200.0 million principal amount of 10.25% First Mortgage Notes due 2009 held by various financial institutions (“Noteholders”); and proceeds from a Senior Secured Credit Facility (“credit facility”) created on April 22, 1999. As a result of these transactions and subsequent issuance of stock, 399 Ventures and affiliates owns approximately 38.1% of the outstanding voting stock and 70.7% of the total outstanding stock of Royster-Clark Group, members of management own approximately 48.4% of the outstanding voting stock and 22.2% of the total outstanding stock of Royster-Clark Group and have the right to acquire an additional 10% of the voting stock through a stock purchase plan. Royster-Clark Group owns all of the outstanding stock of Royster-Clark, Inc.

AgriBusiness was initially formed in the mid-1980s as Vigoro Industries, Inc. through the leveraged buy-out of Kaiser Agricultural Chemicals and Estech Branded Fertilizer, both retailers of agricultural inputs. AgriBusiness acquired the East Dubuque nitrogen facility in 1987. Vigoro merged with IMC Global in 1996 and then AgriBusiness was formed, combining the Farmarket retail and nitrogen businesses of Vigoro and the Rainbow business of IMC Global. AgriBusiness expanded its retail and wholesale distribution system with the 1997 acquisition of Hutson’s Ag Service, Inc., a Kentucky-based crop production input distributor with approximately 25 retail stores.

Risk Factors

Risk factors to our business include, but are not limited to, the following:

•	Poor weather conditions can lead to a decline in our revenues.

•	Price volatility of materials we purchase for resale could affect our profitability.

•	Increases in the price of natural gas could affect the profitability of our sales of manufactured nitrogen products.

•	Downturns in the nitrogen industry or changes in end user market demands could reduce the revenues and profitability of our business.

•	Interest rates could change substantially, materially impacting our profitability.

•	Our industry is very competitive and the actions of our competitors could reduce the value of an investment in our company.

•	Our success depends on a limited number of key executives who we may not be able to adequately replace in the event they leave the company.

•	Our operations have risks that may result in liability for environmental conditions and other damage not covered by insurance or which exceed our insurance coverage.

•	We have a long-term supply contract with IMC Global and their failure to perform under this contract could disrupt our operations.

•	Government regulations and agricultural policy may affect our customers and markets.

•	We may have claims and liabilities under environmental health and safety laws and regulations.

•	Our indebtedness could adversely affect our financial health and limit our ability to grow and compete.

•	We may not be able to generate the necessary amount of cash to service our existing debt, which may require us to refinance our debt or default on our scheduled debt payments.

•	The current Middle East conflict and terrorism could affect both the supply and price of various fertilizer materials that we market due to uncertainties surrounding the situation.

•	Fiscal problems currently anticipated by the United States Government could affect programs that currently provide financial support to our customers.

Business Operations

Agricultural Infrastructure

We have an extensive agricultural product infrastructure of approximately 380 facilities, including Farmarkets, granulation, blending and seed processing facilities and a network of storage and distribution terminals and warehouses. In addition, we operate two nitrogen-manufacturing plants that supply our distribution business with nitrogen fertilizer products. This infrastructure allows us to efficiently process, distribute and store product close to the end-user and supply our customers on a timely basis during the planting seasons. In addition, we use port facilities on the Atlantic Ocean and the Mississippi River system to provide flexibility in product purchasing, including the ability to access overseas markets when they offer lower prices than domestic markets. Our widespread geographical presence in some of the country’s most important farming regions provides diversity that helps to insulate our overall business from difficult farming conditions in any one particular area as a result of poor weather or adverse market conditions for specific crops. Our facilities cover the major farming markets in the East, South and Midwest. We believe that this market presence provides a number of competitive advantages as described below:

•	We are located to supply some of the country’s largest buyers of crop production inputs,

•	We have the opportunity to distribute product for some of the major, leading farm input producers who are seeking broad distribution of their products; and

•	We have market diversity that helps to insulate the overall business from difficult farming conditions as a result of poor weather in any one particular market or adverse market conditions for a specific crop.

Approximately 90% of our revenues relate to the distribution of crop production inputs purchased from third parties and resold to retail and wholesale customers. Therefore, we are only partially exposed to fluctuations in nitrogen fertilizer and other agricultural input prices. Less than 10% of our revenues come from the sale of nitrogen fertilizer products manufactured in our own facilities.

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

Retail Distribution

We operate approximately 260 Farmarket retail farm centers, including approximately twenty third-party commission sales stores, making us one of the largest retailers of crop production inputs to farmers in North America. Farmarkets market their products and services primarily to end users, the farmers. Farmarkets typically service farmers within a 15 to 25 mile radius of their locations. We operate centers predominantly in the Midwest to service corn and soybean farmers and in the Southeast to service farmers focused on higher management crops, including cotton, peanuts, tobacco and vegetables.

We sell a complete line of products to farmers, including fertilizer, seed and crop protection products. Each Farmarket tailors its product offering to the specific needs of farmers within its service area. While we provide a complete line of products and services, fertilizer represents the majority of the typical Farmarket’s business. We offer both blended fertilizer and our own premium branded granulated fertilizer products at most of our Farmarkets.

We also distribute a full range of crop protection products at our Farmarkets. For the convenience of our customers, Farmarkets carry inventories of herbicides, insecticides, fungicides and other products, which target pest problems affecting crops. This capability allows our retail centers to be a “one-stop supplier” for farmers who need a complete package of crop protection services, including technical advice, delivery services and field application. The Farmarket receives crop protection products from our network of strategically located distribution centers. We receive distributor and dealer cash rebates based on the volume and type of products that we sell. Cash rebates are typically paid near the end of the calendar year but may also be advanced monthly, as sales are made.

We also contract with area farmers to grow certified seed products that are processed and bagged in a number of seed processing facilities. As such, we have placed an emphasis on new seed technology and provide a complete range of seed to farmers through local retail centers. Increasingly, our seed product is processed for leading seed companies, and sold under their private labels. For example, we were one of the first outside companies to grow, process, bag and distribute Roundup Ready soybeans for Monsanto. Roundup Ready is a biotechnology product that allows the soybean to tolerate Roundup, a widely used crop protection product. Even with published stories concerning the commingling of crops produced from biotechnologically modified seed with conventional seed, we continue to believe that seed technology based on genetic engineering will be an important growth area for agriculture. In addition the Company produces and markets its own proprietary Vigoro Seed brand.

In addition to selling physical crop production inputs, Farmarket personnel provide physical and non-physical agronomic services to farmers. Physical services include the custom blending and application of crop nutrients to meet the agronomic needs of individual farmer’s fields based on basic soil sampling. Non-physical services include more sophisticated and technologically advanced services on a fee basis such as more detailed information derived from soil sampling, pest level monitoring and yield monitoring using global position systems satellites and satellite-linked variable rate spreaders and applicators that take advantage of the data. Other non-physical services include agronomic advice and crop production planning and consulting services as a means to maintain hands-on and personal relationships with the grower and use available knowledge and techniques to increase the grower’s opportunities for a successful crop.

We operate point-of-sale computer systems at each of our Farmarkets that provide data daily for accounts receivable, inventory control, budgeting, forecasting, working capital management, material requirements planning and internal controls.

Wholesale Distribution

Our wholesale distribution activity supplies a full range of fertilizer, seed and crop protection products to customers in the Southeast and Midwest. Our primary wholesale business includes the purchase of nitrogen, phosphate and potash, three essential nutrients for plant growth, for resale to wholesale customers. We process the majority of these crop nutrients into blended and granulated fertilizer products and then sell them as mixed fertilizers.

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

We distribute our wholesale products in the southeastern United States through a network of over 900 independent dealers. Typically, our products represent 25% to 45% of a dealer’s annual product turnover. We have supplied granulated fertilizer products to some customers for more than 50 years. These long-term customer relationships provide a competitive advantage today.

Another key part of our wholesale business is a network of terminals and storage facilities located in the Midwest. This network services customers in Iowa, Missouri, Wisconsin, Minnesota, Illinois, Indiana, Kentucky, Michigan and Ohio, as well as in Pennsylvania, New York and West Virginia. When selling nitrogen fertilizer products, the East Dubuque and Cincinnati plants’ proximity to our wholesale business terminals provides a freight cost advantage over other suppliers, some of which must be transported from the Gulf Coast region or Trinidad. In addition to lowering freight costs, the location of our wholesale business’ supply terminals helps us meet the needs of customers in the Midwest in a timely manner.

We have developed a customer base throughout the Midwest in both the agricultural and industrial markets. In the aggregate, our wholesale business services approximately 1,200 customers in the region. Our wholesale business’ agricultural customer base is diverse and is composed of small family-owned distributors, larger regional dealers and several national chains. The industrial customer base is smaller and less seasonal than the agricultural customers.

Nitrogen Fertilizer Production

We produce nitrogen fertilizer and industrial products that are sold through our wholesale distribution network. We own and operate a fully integrated nitrogen manufacturing plant in East Dubuque, IL, which produces nitrogen products for both the agricultural and industrial markets. This plant is designed to produce anhydrous ammonia, nitric acid, ammonium nitrate solution, liquid and granular urea, nitrogen solutions and carbon dioxide using natural gas as a feedstock. This plant can optimize the product mix according to swings in demand and pricing for its various products. In the year 2002, this plant produced approximately 965 thousand tons of these products. Some were sold as produced and others consumed in the production of upgraded nitrogen products. Final products shipped from the plant totaled approximately 473 thousand tons of ammonia and upgraded nitrogen products.

Located in the heart of the Midwest, we believe that the East Dubuque plant enjoys a significant freight cost advantage relative to competing facilities serving the region, over competing suppliers located in the Gulf Coast region, and over facilities which began production in Trinidad in 1998.

The East Dubuque facility has historically operated at full capacity except for temporary cutbacks or shutdowns for maintenance or extraordinary market conditions. During 2001, natural gas prices declined from a high of $9.98 per MMBTU at the beginning of the year to below $2.00 during the year, ending at $2.55 per MMBTU by the end of 2001. During 2002, natural gas prices again steadily rose. The Company took advantage of the natural gas price increases during the third quarter of 2002 through the sale of natural gas contracts realizing a gain of $1.9 million while not affecting the production at the East Dubuque plant. Most recently, however, the price of natural gas has risen to $4.75 per MMBTU at December 31, 2002 and to a peak of over $19.07 in late February before dropping to below $6.00 per MMBTU by mid-March 2003. As a result of this temporary spike in natural gas prices, the Company elected to cease production at East Dubuque for three weeks in March 2003 in order to perform maintenance activities originally scheduled for August 2003. The plant resumed production by the end of March 2003. We anticipate that natural gas prices will continue at levels where it is economical to produce upgraded nitrogen products at the plant.

Product availability at the East Dubuque plant also allows us the ability to use product-exchange agreements with other nitrogen producers in the Midwest. These agreements allow reductions in transportation costs by limiting the East Dubuque service area to customers within a 100-mile radius of the plant. We often source products from competitors’ facilities on a cost-efficient basis for Farmarket retail centers outside the East Dubuque service area. Such swap arrangements, coupled with the extensive fertilizer storage capacity in our overall system, have enabled us to optimize production on a year-round basis and minimize transportation costs.

We also operate a smaller nitrogen manufacturing facility in Cincinnati, OH that shipped approximately 135,000 tons of upgraded nitrogen products in 2002. This plant purchases anhydrous ammonia and manufactures nitric acid and ammonium nitrate liquor for industrial use and nitrogen solutions for the agriculture market. The industrial market represents approximately 20% of sales of Royster-Clark manufactured nitrogen products. These industrial sales provide a year-round revenue source.

Seasonality

Our business is seasonal with approximately 68% of sales occurring between March and July. This seasonality results from the planting, growing and harvesting cycles. Inventories must be accumulated to be available for seasonal sales, requiring significant storage capacity. The accumulation of inventory is financed by suppliers or by the Company through its senior secured credit facility.

As a result of the inherent seasonality of our business, we experience significant fluctuations in our revenues, income and net working capital levels. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This seasonality also generally results in higher fertilizer prices during the peak periods, with prices typically reaching their highest point in the spring, decreasing in the summer, increasing in the fall through the next spring.

Products

The following table shows our revenues by product line for the years ended December 31, 2002, 2001 and 2000.

	Year Ended December 31,
($000)	2002	2001	2000
Fertilizer	$211,832	240,657	245,608
Fertilizer Materials	321,873	355,656	328,018
Crop Protection	197,667	202,918	202,208
Seed	70,463	69,279	63,050
Other	96,254	85,280	74,968

	$898,089	953,790	913,852

Competition

The market for the distribution of fertilizer, seed and crop protection products and agronomic services is competitive. We compete in the retail business primarily by providing a comprehensive line of products and what we believe to be superior services at competitive prices. Industry observers estimate that there are approximately 9,200 farm retail centers in North America serving growers. These retail farm centers are operated by agricultural cooperatives, which have the largest market share in a majority of the markets we serve, national for profit companies and local and regional independent distributors.

Demand for the agricultural products and services that the Company offers may be affected by: 1) continued population growth, 2) government programs, 3) increasing farm size due to consolidation, 4) consolidation of crop input producers, 5) biotechnology and 6) evolving environmental, health and safety regulations.

Raw Materials and Supplies

Fertilizer, nitrogen, phosphate and potash are global commodities that can be purchased from multiple suppliers. We purchase our fertilizer, seed and crop protection products primarily from the major North American producers. We also have the capability to import products from foreign suppliers. Final purchasing decisions are made based on several factors including availability, price, quality and customer requirements. As a result of these factors, the quantity of imported materials purchased for later resale or consumption will vary. In connection with the acquisition of AgriBusiness in 1999, we entered into a ten-year supply agreement with IMC Global to purchase phosphate and potash. The purchase prices and quantities of the products covered by the IMC Global supply agreement are determined by market forces. The supply agreement automatically renews for additional 5-year periods unless either party cancels it. The supply agreement also specifies remedies available to the parties in the event of noncompliance, which include compensatory damages in the event of a failure to purchase or supply the required quantities of covered products. Purchases under this contract were well in excess of minimum requirements and exceeded $100 million during 2002.

Approximately 30% of the Company’s nitrogen solution, ammonia and urea products are sourced from the East Dubuque facility. The remaining requirements are purchased from a number of different suppliers.

The major raw material in the manufacture of nitrogen products is natural gas. During 2002, the Company purchased natural gas through a combination of fixed-price and indexed-priced contracts, which were short-term in nature. During the fourth quarter we purchased natural gas monthly on the spot market. We are able to purchase natural gas at competitive prices due to our connection to the Northern Illinois Gas (Nicor) distribution system and its proximity to the Northern Natural Gas pipeline. Natural gas purchases were approximately 10.4 billion cubic feet in 2002 compared to approximately 9.0 billion cubic feet in 2001.

While management believes that the Company will continue to have access to sufficient natural gas supplies to operate the East Dubuque facility for the foreseeable future, increases in the price of natural gas will affect the profitability of our sales of manufactured nitrogen products.

The Cincinnati plant purchases anhydrous ammonia for use in the production of nitric acid and other upgraded nitrogen products. Anhydrous ammonia is purchased from a variety of suppliers on the open market. The Company has had no problems in securing supplies of anhydrous ammonia for the plant and does not anticipate problems in maintaining access to sufficient supplies foreseeable future. The anhydrous ammonia is delivered to the plant by barge and rail.

Employees and Labor Relations

We employ approximately 2000 non-unionized and salaried employees, 230 unionized employees and approximately 900 temporary employees during seasonal periods. We believe we have good relations with our employees. Currently we have 10 labor contracts in place covering the 230 unionized employees. Two of these contracts covering approximately 110 employees were renewed for three and four year terms in 2002. Five contracts covering fewer than 100 employees are up for renewal in 2003. We have not experienced work stoppages in the past and expect to be able to renew these contracts without work stoppages in 2003.

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

Environmental laws may hold current owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances, materials or wastes, pollutants or contaminants, including petroleum and petroleum products. Because of our operations, the history of industrial or commercial uses at some of our facilities, the operations of predecessor owners or operators of some of the businesses, and the use, production and release of hazardous substances at these sites, the liability provisions of environmental laws may affect us. Many of our facilities have experienced some level of regulatory scrutiny in the past and are or may be subject to further regulatory inspections, future requests for investigation or liability for regulated materials management practices.

Since the end of last year, we have determined that we have performed sufficient remediation work at five sites allowing either state agencies to issue notices of no further actions or, as a result of voluntary cleanups to expect no further requests for additional remediation work at the respective site. While from a practical standpoint we would not anticipate further remediation work required with the receipt of notices of no further action, we can not be assured that there will not be further liabilities arising out of conditions for which the Company may be held responsible.

We are still in the process of responding to the presence of hazardous substances, including nitrates, phosphorus and pesticides in soils and/or groundwater at forty-four sites. At other locations, past releases of fertilizers or other hazardous substances have been documented along with the corrective actions we have taken. Our environmental consultants and we have concluded that no further action is currently required. In addition, we have also removed or filled in place underground storage tanks from some of our facilities and, in some instances are responding to historic releases at these locations. In total, both voluntary and government ordered cleanups of releases of hazardous substances are planned or being performed at approximately forty-four sites. Also, with the limitations described below, indemnity may be available for locations for which response actions are planned or required. The cost of these on-going and potential response actions is not expected to have a material adverse effect on our business, financial condition or results of operations.

The Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”), provides for responses to, and, in some instances, joint and several liability for releases of, hazardous substances into the environment. We have been identified as a potentially responsible party under CERCLA for five off-site locations to date. We believe we are a de minimis party or not liable at all for those sites.

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

ITEM 2.    PROPERTIES.

We have an extensive infrastructure of approximately 380 facilities, consisting of retail farm centers (“Farmarkets”), granulation, blend, seed processing and manufacturing plants and a network of warehouses and terminals. Our facilities cover the major farming markets in the East, South and Midwest.

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

The following table provides information regarding our principal production and storage facilities.

		Tons Capacity (in 000’s)
		Production
Location	Type of Facility	Nitrogen Production	Super- phosphate	Granu- lation	Blending /Seed	Storage	Acres
East Dubuque, Illinois (1)	Nitrogen plant (ammonia, urea, ammonium nitrate and nitric acid plant)	1,173				127.0	208
Cincinnati, Ohio (1)	Nitrogen plant (nitric acid, ammonium nitrate and nitrogen solution plant)	120				51.3	92
Madison, Wisconsin (1)	Granulation plant		N/A	90		18.0	26
Norfolk, Virginia (1)	Granulation plant		30	80		25.0	24
Americus, Georgia (1)	Granulation plant		70	200		32.0	156
Florence, Alabama (1)	Granulation plant		30	150		13.0	15
Hartsville, South Carolina (1)	Granulation plant		50	150		22.6	29
Winston-Salem, North Carolina (1)	Granulation plant		N/A	150		17.6	11
Washington, North Carolina (1)	Seed production and processing facility				600	bulk 44 Bu/ bag 60 bg	6
Union City, Tennessee	Seed production and processing facility				780	bulk 578 Bu	35
Mulberry, Florida (1)	Blend plant				85	20.0	40
Washington Court House, Ohio (1)	Blend plant				124	37.0	29
Mt. Sterling, Ohio (1)	Blend plant (Liquid)				30	18.0	11
Tifton, Georgia (1)	Blend plant (Liquid)				20	8.2	6
Marseilles, Illinois (1)	Large storage terminal					64.5	71
Murray, Kentucky (1)	Large storage terminal					32.0	31
Wilmington, North Carolina (1)	Large storage terminal					37.0	30
Petersburg, Virginia	Large storage terminal					40.0	12
Columbus, Ohio (1)	Large storage terminal					15.0	10

(1)	The First Mortgage Notes are secured by mortgages of these properties.

All of the properties in the above table (with the exception of the Union City, Tennessee and Petersburg, Virginia facilities) are subject to liens under the First Mortgage Notes discussed in note 12 to the consolidated financial statements included in this report.

In addition to the properties noted above, our two real estate subsidiaries own approximately 260 Farmarkets and other production, storage and distribution facilities with our operating subsidiary owning the assets purchased subsequent to April 22, 1999. The stock of the two real estate subsidiaries is subject to liens by holders of the First Mortgage Notes.

In addition to the assets and properties we own, we lease warehouses and terminals from third parties. These facilities enhance our ability to source products to retail centers and wholesale customers throughout the year, especially during the high-volume spring season.

ITEM 3.    LEGAL PROCEEDINGS.

We do not believe that there are any current, pending or threatened legal proceedings, including ordinary litigation incidental to the conduct of our business and the ownership of our properties that, if adversely determined, would materially affect us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Not applicable.

ITEM 6.    SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS)

The following table provides selected financial and other data of Royster- Clark, Inc., as of and for each of the years ended December 31, 2002, 2001 and 2000, the nine months ended December 31, 1999 and the one year period ended December 31, 1998. This information should be read with the consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Cash Flows” and other information found elsewhere in this report.

Effective April 1, 1999, Royster-Clark Group, a newly formed entity capitalized with approximately $59.0 million in cash, acquired all of the then outstanding stock of Royster-Clark, Inc. On April 22, 1999, Royster-Clark, Inc. acquired all of the outstanding shares of three operating subsidiaries, IMC AgriBusiness, Inc., IMC Nitrogen Company and Hutson’s AG Service, Inc. from IMC Global, Inc. These three IMC entities are referred to as “AgriBusiness.” As a result, the income statement, balance sheet and other data of Royster-Clark, Inc. as of and for years ended December 31, 2002, 2001 and 2000, the nine months ended December 31, 1999, derived from our audited consolidated financial statements, reflect the acquisition of Royster-Clark and AgriBusiness and are described as “Successor” and are not comparable with Royster-Clark, Inc. as predecessor company.

The selected “Predecessor” financial and other data as of and for the year ended 1998 were derived from the audited financial statements of Royster-Clark, Inc. prior to its acquisition by Royster-Clark Group.

Financial exhibits and related commentary include presentation of and reference to a non-GAAP financial measure. This non-GAAP financial measure is Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). The Company’s management believes that the inclusion EBITDA provides useful information to investors regarding the Company’s financial condition and results of its operations for several reasons. Three of the financial ratio covenants included in the Company’s senior secured credit facility agreement are driven by the company’s net earnings explicitly excluding the effects of interest, taxes and non-cash charges, which is a close analog of EBITDA. The Company’s success in maintaining or improving EBITDA is an indication of the Company’s ability to maintain the liquidity provided by the senior secured credit facility. Secondly, in today’s capital markets, the ability of the Company to attract new investment and working capital finance to support its growth is largely a function of its ability to generate cash to pay interest, maintain its physical capital, satisfy its tax obligations and reward investments. It is useful for investors to know whether this ability is being enhanced or degraded and EBITDA is widely accepted as a bellwether indicator of that ability. Finally, Company management uses EBITDA internally as the primary profitability measurement to inform decisions and reward the performance of decision-making employees. EBITDA presented below should not be construed as a substitute for operating income or as a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with GAAP, nor is EBITDA necessarily a measure of our ability to fund our cash needs. EBITDA may not be comparable to similarly titles measures reported by other companies.

EBITDA as defined above is reconciled to GAAP measurements in the following table for the years presented in this document.

	Successor				Predecessor
($000)	Year Ended December 31,			Nine Months Ended December 31, 1999	Year Ended December 31, 1998
	2002	2001	2000
EBITDA reconciliation:
Net income (loss)	(4,600)	(8,879)	(4,760)	6,623	1,832
Add back:
Interest expense	29,303	34,895	38,001	23,150	5,489
Income tax expense (benefit)	(2,643)	(4,523)	(2,041)	4,559	1,223
Depreciation & amortization	27,749	27,356	25,725	15,819	2,678

EBITDA	49,809	48,849	56,925	50,151	11,222

	Successor				Predecessor
($000)	Year Ended December 31,			Nine Months Ended December 31, 1999	Year Ended December 31, 1998
	2002	2001	2000
INCOME STATEMENT DATA:
Net sales	898,089	953,790	913,852	715,486	218,672
Gross profit	181,592	197,880	185,396	144,547	33,026
Operating income	20,167	19,637	21,552	34,332	8,544
Net earnings (loss)	(4,600)	(8,879)	(4,760)	6,623	1,832

OTHER DATA:
EBITDA	49,809	48,849	56,925	50,151	11,222
Ratio of earnings to fixed charges	0.79	0.66	0.84	1.41	1.47
Depreciation and amortization	27,749	27,356	25,725	15,819	2,678
Capital expenditures	6,930	13,812	18,082	19,752	2,145
Acquisitions	—	—	26,600	259,676	24,517
Net cash provided by (used in) operating activities	(37,707)	66,214	(15,088)	97,090	13,157
Net cash used in investing activities	(5,252)	(11,770)	(44,173)	(278,458)	(26,532)
Net cash provided by (used in) financing activities	42,944	(53,860)	55,004	185,996	13,388

	At December 31,				At December 31,
BALANCE SHEET DATA:	2002	2001	2000	1999	1998
Working capital	208,829	137,553	191,436	163,834	30,726
Total assets	618,012	558,251	623,356	521,507	120,397
Long-term debt less current installments	343,322	289,607	340,752	297,380	33,817
Redeemable preferred stock	—	—	—	—	12,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS

THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS. SEE ‘FORWARD-LOOKING STATEMENTS’ ABOVE.

General

Royster-Clark, Inc. together with its subsidiaries, (the “Company” or “Royster-Clark”) is a retail and wholesale distributor of mixed fertilizer, fertilizer materials, seed, crop protection products and agronomic services to farmers, primarily in the East, South and Midwest. The Company’s operations include retail farm centers (“Farmarkets”), granulation, blending and seed processing plants, and a network of storage and distribution terminals and warehouses. In addition, the Company operates two nitrogen-manufacturing plants that supply the retail and wholesale distribution businesses with nitrogen fertilizer products. Our business is affected by a number of factors, including weather conditions, prevailing prices for fertilizer, natural gas used in the production of various fertilizers and other crop production inputs.

Weather conditions can significantly impact our results of operations, both for quarterly reporting and on an annual basis. Adverse weather conditions during the planting season may force farmers to either delay or abandon their planting, or change to another crop, which may lead to lower use of fertilizer, seed and crop protection products.

The crop production inputs distribution business is seasonal. Typically, approximately 70% of sales occur between March and July based upon planting, growing and harvesting cycles. In 2002, approximately 68% of sales occurred between March and July. This seasonality results from the planting, growing and harvesting cycles of our customers. Inventories must be accumulated to be available for seasonal sales, requiring significant storage capacity. The accumulation of inventory is financed by suppliers or by the Company through its credit facility. Depending on weather and field conditions in the Company’s widely diverse geographic marketing areas, the period of heavy product shipments to customers can vary several weeks, which may impact in which quarter sales are recorded.

Another factor affecting our business is the price for fertilizers. We purchase nitrogen materials, phosphates, and potash and resell these nutrients in either their original form or in the form of multi-nutrient fertilizers. Prices for phosphates have recently experienced some volatility while potash has been relatively stable over the past several years. During 2002, the price of anhydrous ammonia as measured by the high of Green Market Mid-Cornbelt prices traded within a $10 per ton range ($185 – $195) for the first three quarters of 2002 before steadily increasing to $245 per ton by the end of 2002. In contrast, during 2001, prices peaked in February 2001 at $375 per ton and steadily decreased to a low of $180 per ton by the end of 2001. While the level of nitrogen prices affects the profitability of our entire business, the level of nitrogen prices affects the profitability of our two nitrogen-manufacturing plants more dramatically.

The major raw material in the manufacture of nitrogen-based products is natural gas. We purchase natural gas through market-priced contracts and on the open market for use in our nitrogen-production plant in East Dubuque, IL. Over a period of years, natural gas exhibited a low degree of volatility until 2000 when natural gas prices increased dramatically from approximately $2.60 per MMBTU to approximately $9.98 per MMBTU. Natural gas pricing quoted at the Henry Hub was $4.75 per MMBTU at December 31, 2002 compared to $2.55 per MMBTU at December 31, 2001. The price for natural gas has ranged from approximately $1.97 to $5.14 per MMBTU during 2002. The average and median price for the year ended December 31, 2002 were approximately $3.52 and $3.35, respectively. Since December 31, 2002, natural gas prices have increased sharply to a peak of $19.07 per MMBTU before dropping to below $6.00 per MMBTU in mid-March 2003. As a result of the sharp rise in natural gas prices, we elected to take down our nitrogen-production plant at East Dubuque, IL at the beginning of March 2003 for an early maintenance turnaround. This maintenance turnaround had been scheduled later in the year. We completed the turnaround and resumed production at the plant by the end of March 2003.

We expect natural gas prices to moderate further as spring approaches. The level of natural gas prices directly affects profitability of our nitrogen-based products.

Results of Operations

The following table and discussion provides information regarding Royster-Clark, Inc.’s statement of operations as a percentage of net sales.

	Year ended December 31,
	2002	2001	2000
Net sales	100.0%	100.0	100.0
Cost of sales	79.8	79.3	79.7

Gross profit	20.2	20.7	20.3
Selling general and administrative expense	17.8	18.2	17.8
Loss on disposal of property, plant and equipment, net	0.1	0.1	0.1
Expenses related to Agro acquisition	—	0.4	—

Operating income	2.3	2.0	2.4
Interest expense	(3.3)	(3.6)	(4.2)
Gain on insurance	—	0.2	—
Gain on sales of gas contracts	0.2	—	1.1

Loss before income taxes	(0.8)	(1.4)	(0.7)
Income tax benefit	(0.3)	(0.5)	(0.2)

Net loss	(0.5)%	(0.9)	(0.5)

Year ended December 31, 2002 compared to year ended December 31, 2001

Net sales.    Royster-Clark’s net sales were $898.1 million for 2002 compared to $953.8 million for 2001, a decrease of $55.7 million, or 5.8%. The decrease in sales resulted predominantly from approximately $91.4 million in price deflation of fertilizer materials, predominantly nitrogen products, crop protection products and to a lesser extent, seed products, during the second quarter that continued into the beginning of the third quarter. In addition to this sharp deflation, inclement weather in several of the Company’s market areas in Indiana, Ohio, Illinois, Kentucky and Tennessee during the later portion of the first quarter and during the second quarter adversely affected the volume of product shipments. Some farmers switched from planting corn to soybeans, which require less fertilizer and crop protection inputs while other farmers elected not to plant and file for crop insurance compensation. The decrease in sales resulted from the net of the following:

•	The impact of deflation of all products was approximately $91.4 million for the year. Lower sales from price depreciation of ammonia, nitrogen solution and other nitrogen-based products (collectively referred to as “nitrogen products”) was approximately $75.0 million of the $91.4 million. Nitrogen products are used in both liquid and dry blended fertilizers and these were also affected by nitrogen price depreciation resulting in approximately $8.7 million in decreased revenues. Price depreciation related to other fertilizer materials was approximately $4.6 million. Crop protection product price depreciation of approximately $3.1 million was driven by reduced demand due to lower acres of corn planted and competition from generic products.

•	Sales volume and other increases of approximately $35.7 million resulted from the following factors:

•	Volume increases in nitrogen products added approximately $47.4 million in additional revenues. Volume declines in blended and granulated fertilizer products of approximately $20.2 million partially offset the increases described above. The volume increase in nitrogen products resulted primarily from regaining market share from 2001 through more aggressive marketing efforts during heavy second quarter movement and early movement of product for fall season sales during the third quarter and increased production at our East Dubuque facility which had been idle during most of the first quarter of 2001.

•	Decreases in blended and granulated fertilizer sales volumes were the result of several factors affecting our markets. Among these were dry conditions in the Southeast, production problems on certain fertilizer grades, higher margin standards that we required of our sales force, and an increase in customers failing to meet our credit standards.

•	New revenues generated by specialty seed and related technology sales of $9.0 million.

•	Sales of grain products were higher by approximately $3.1 million due to increased volumes shipped through the Company’s grain operations and increased sales of seed to elevators.

•	Sales of seed were higher by approximately $2.2 million due to Company efforts to promote seed products.

•	Sales of crop protection products decreased approximately $2.2 million due to lower sales volumes due to reduced corn acres planted during the second quarter.

•	Sales of other fertilizer material products and other revenues were $3.6 million lower compared to 2001 relate to numerous items resulting from reduced corn acres planted and other factors.

Gross profit.    Gross profit was $181.6 million for 2002 compared to $197.9 million for 2001, a decrease of $16.3 million, or 8.2%. The decrease in gross profit resulted predominantly from the various sales volume and pricing factors discussed above partially offset by gross margin contributed by new revenues generated by specialty seed and related technology sales. Gross margin was 20.2% for 2002 compared to 20.7% for 2001. Lower gross margin resulted primarily from sales price declines in nitrogen products.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $160.2 million for 2002 compared to $173.2 million for 2001, a decrease of $13.0 million, or 7.5%. Many of the expense reductions under which management has control resulted from efforts under an initiative by management to reduce expenses to yield increased returns. The decrease in selling, general and administrative expenses resulted from the following:

•	Expenses were approximately $4.9 million lower compared to 2001 due to cost savings measures in the areas of seasonal labor, overtime, auto, fuel, power services, telephone, travel, entertainment and supplies.

•	Employee compensation costs were approximately $3.2 million lower due to personnel reductions, hour reductions of staff initiated to reduce costs.

•	Incentive program expenses were $2.0 million lower in 2002 compared to 2001 due primarily to lower administrative and wholesale salesman incentives.

•	Increased capitalization of production and logistics costs to inventory of $1.8 million.

•	Medical health insurance expense and other benefits and taxes were $1.4 million lower than last year due to fewer employees, favorable experience and an increase in employee sharing of healthcare costs.

•	Rent expense was approximately $0.8 million lower than the comparable period last year due to improved utilization of equipment.

•	Amortization of goodwill and other assets was approximately $0.6 million lower compared to 2001, predominantly due to adoption of provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. During 2001, selling, general and administrative expenses included charges for the amortization of goodwill, which is no longer amortized in the current year with the adoption of SFAS No. 142. For the twelve months ended December 30, 2001, amortization of goodwill totaled $1.3 million. Lower goodwill amortization was partially offset by increased amortization of patent and technology licenses during the fourth quarter.

•	Other decreases of $1.2 million spread through various categories.

These decreases were partially offset by the following:

•	General liability, property and workman’s compensation insurance expenses were $2.0 million higher in 2002 compared to 2001 due to rising costs of insurance coverage in the market place.

•	Depreciation expense was $0.5 million higher in 2002 compared to 2001 due to capital spending.

•	Commission expense for third party agents was $0.4 million higher.

Loss on disposal of property, plant and equipment, net.    Loss on sales of fixed assets was $1.2 million in 2002 compared to $0.9 million in 2001. This increase was the result of $0.3 million higher losses of asset sales of closed or poor performing Farmarket locations.

Expenses related to Agro acquisition.    The Company did not incur expenses related to potential acquisitions in 2002 resulting in $4.2 million lower expense.

Operating income.    Operating income was $20.2 million for 2002 compared to $19.6 million 2001, an increase of $0.6 million, or 3.1%, due to the fluctuations noted above. Operating income as a percentage of net sales was 2.3% for 2002 compared to 2.0% for 2001, an increase of 0.3%.

Interest expense.    Interest expense was $29.3 million for 2002 compared to $34.9 million for 2001, a decrease of $5.6 million, or 16.0%. The decrease in interest expense was due both to lower average levels of borrowings and lower market interest rates, which affects the rate charged on borrowings under the senior secured credit facility. Lower average daily borrowings on the senior secured credit facility of $116.0 million in 2002 compared to $154.2 million in 2001 and repayment of notes payable during the year resulted in approximately $3.2 million lower interest expense. Interest expense decreased by approximately $2.4 million due to market rate reductions. Weighted average rate for LIBOR borrowings during 2002 was 6.1% compared to 8.1% during 2001, a decline of 2.0%.

Gain on sale of natural gas contracts.    The increase in gain on sale of natural gas contracts resulted from opportunities to profit from such sales due to increases in natural gas prices during 2002 compared to 2001. As a result of the purchase of IMC Nitrogen Company on April 22, 1999, the Company became the beneficial holder of rights, title and interests in certain natural gas leases in Canada. In July 2002, the Company sold its rights, title and interests in these beneficial holdings of natural gas resulting in a gain of approximately $1.3 million. In addition, in September 2002, the Company sold all its rights, title, and interests in several fixed-priced natural gas contracts resulting in a gain of $0.6 million. Amounts due under the sales agreements were collected by the end of 2002.

Gain on insurance.    The Company did not experience any losses in 2002 resulting in insurance gains or losses compared to a $1.9 million gain in 2001 resulting from compensation for losses in a fire at Waynesville, North Carolina.

Income tax benefit.    Income tax benefit was $2.6 million for 2002 compared to $4.5 million for 2001. This decrease is attributable to the decrease in loss before taxes of $6.1 million for 2002 resulting from the factors described above. The effective tax rate was 36.5% for 2002 compared to 33.7% for 2001. The increase in the effective tax rate resulted from the impact of goodwill amortization and other nondeductible items for taxes.

Net loss.    Net loss was $4.6 million for 2002 compared to $8.9 million for 2001, a decreased loss of $4.3 million, due to the fluctuations noted above.

Year ended December 31, 2001 compared to year ended December 31, 2000

Net sales.    Royster-Clark’s net sales were $953.8 million for 2001 compared to $913.9 million for 2000, an increase of $39.9 million, or 4.4%. The increase in sales resulted from the following:

•

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

•	Sales of other fertilizer materials were higher by approximately $10.0 million due to volume increases throughout the retail and wholesale distribution system.

•	Sales of grain products were higher by approximately $8.2 million due to expansion through acquisitions of the Company’s grain operations in 2000. While grain sales typically are at low gross margin rates, selling the grain for the farmer extends the Company’s contact with the farmer and encourages continued patronage.

•	Sales of seed were higher by approximately $6.2 million due to Company efforts to promote seed products. We believe that farmers align the purchase of other crop-input requirements with their seed supplier.

•	Sales of application and other services were higher by approximately $2.1 million due to strong fertilizer movement during the fall season and crop protection product application during the late summer.

•	Sales of crop protection product sales were higher by approximately $0.7 million despite price depreciation of major crop protection products and minimal insect pressures throughout most of the market areas.

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

Selling, general and administrative expenses.    Selling, general and administrative expenses were $173.2 million for 2001 compared to $163.2 million for 2000, an increase of $10.0 million, or 6.1%. The increase in selling, general and administrative expenses resulted from the following:

•	Expenses related to Farmarkets that the Company acquired during first quarter of 2000 were $3.2 million higher in the first quarter of 2001 compared to 2000.

•	Lower capitalized cost to inventory of $2.9 million due predominantly to sales volume decreases at terminal locations during the first quarter whose volumes were not recovered in subsequent quarters.

•	Health insurance expenses were $2.8 million higher in 2001 compared to 2000 due to increased costs of health care coverage.

•	General liability and property insurance expenses were $1.4 million higher in 2001 compared to 2000 due to rising costs of insurance coverage in the market place.

•	Incentive program expenses were $1.8 million higher in 2001 compared to 2000 due to the retail Farmarket program that rewarded return on asset performance in leveraging the combination of improved EBITDA at the local Farmarket level and lower average assets.

•	Depreciation, workman’s compensation and all other increases were approximately $2.1 million due to capital spending, industry wide increasing costs of workman’s compensation and other general increases.

These increases were partially offset by the following:

•	Seasonal and overtime cost were $1.0 million lower due to management attempts to lower cost of seasonal personnel by converting seasonal labor to company hourly payroll and handling payroll internally versus using agency staffing. Spring season weather allowed for a longer spring season window allowing reductions in overtime.

•	Computer software and development cost were $1.1 million lower due to the resolution of major issues concerning the integration of the Royster-Clark and AgriBusiness computer systems being resolved during 2000 allowing the reduction of use of consultants.

•	Repairs and supplies were $0.8 million lower due to cost containment efforts.

•	Travel and entertainment were $0.7 million lower due to cost containment efforts.

•	Postage and freight were $0.4 million lower due to improvements in the use of communication technology to lower cost in supplies, postage, and communication costs.

Expenses related to Agro acquisition.    The Company entered into a purchase agreement to acquire certain assets of Agro Distribution, LLC (“Agro”) on June 14, 2001. The Company and Agro could not reach agreement on certain key elements of the proposed transaction and terminated the purchase agreement on October 17, 2001. During the negotiation period, the Company incurred costs associated with the acquisition. At December 31, 2001, these costs totaled $4.2 million representing legal, accounting and other direct costs of the acquisition including costs incurred associated with software costs related to the acquisition.

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

Environmental Matters

At December 31, 2002, the Company had accruals of approximately $3.3 million for future costs associated with environmental remediation of certain properties. Costs charged against these accruals for the year ended December 31, 2002 and 2001 were approximately $222 thousand and $179 thousand, respectively. Environmental remediation projects related to the cleanup of regulated substances are in progress at approximately forty-four sites. The cleanup efforts primarily involve remediation of excess nitrates, phosphorous and pesticides in soils and/or groundwater at these sites, or costs to be incurred in the cleanup and monitoring of old underground storage tanks. Certain of these remediation efforts are of a long-term nature.

Liquidity and Capital Resources

Our primary capital requirements are for working capital, debt service, capital expenditures and possible acquisitions. For day-to-day liquidity requirements, we operate with a senior secured credit facility (“credit facility”) with a consortium of banks, with a $245 million borrowing limit at December 31, 2002. The credit facility expires in April 2004. At December 31, 2002, the borrowing base provisions under the facility supported a borrowing availability of $157.4 million, from which we had drawn $143.1 million. This facility includes up to $10.0 million for letters of credit. This facility contains financial and operational covenants and other restrictions with which we must comply, including a requirement to maintain financial ratios and limitations on our ability to incur additional indebtedness. We believe that cash generated from operations and borrowings available under the credit facility will be sufficient to meet our operating and capital needs in the foreseeable future.

As of December 31, 2002, the Company was in violation of the net worth covenant under the credit facility. In March 2003, the consortium of lenders with 100% concurring agreed to waive the violation of the net worth covenant and amend the financial covenant ratios for quarterly measurement dates through the remaining term of the credit facility. A covenant has been added to the credit facility agreement requiring that the Company diligently pursue, obtain and accept, not later than September 30, 2003, a written commitment to refinance all of the current credit facility obligations that is feasible and that will provide payment in full of the credit facility obligations on or before the maturity date in April 2004. Additionally, the Company and the consortium of lenders agreed to lower the available borrowing capacity under the credit facility from the current $245.0 million to $205.0 million. The interest rate charged under the credit facility was amended to reflect a 25 basis point increase through September 2003, 50 basis point increase in October 2003, 75 basis point increase in November 2003 and 125 basis point increase thereafter. The Company expects to meet all of the revised covenants and to obtain a replacement credit facility commitment in accordance with the amendment; however, there can be no guarantee that it will be successful or, if successful, that the replacement facility will be on terms comparable to the existing facility. We believe that cash generated from operations and borrowings available under the amended credit facility will be sufficient to meet our operating and capital needs within the term of the current credit facility.

Capital expenditures were $6.9 million for the year ended December 31, 2002 compared with $13.8 million for the year ended December 31, 2001. These capital expenditures were primarily for facility improvements, machinery and equipment replacement, computer system integration expenditures and environmental improvement projects. We estimate total capital expenditures, excluding acquisitions, for 2003 will range from $10.0 to $13.0 million.

Net cash used in operating activities for the year ended December 31, 2002 was $37.7 million compared to net cash provided by operating activities of $66.2 million in 2001. The most significant component of cash flows used in operating activities was movement in operating assets and liabilities with higher inventory, trade receivables and other receivables being the largest components. Net cash used in investing activities amounted to $5.3 million in 2002 compared to $11.8 million in 2001. The decrease in net cash used in investing activities resulted from $6.9 million lower cash used for capital expenditures, higher proceeds of $0.3 million from sales of property, plant and equipment and the purchase of $0.7 million of technology and patent licenses. Net cash provided by financing activities totaled $42.9 million in 2002 compared to net cash used in financing activities of $53.9 million in 2001. Cash was provided by lower net payments of $100.6 million on the credit facility and a decrease in cash used in customer deposits of $3.6 million. Cash provided by these changes was partially offset by payments on current installments of long-term debt of $7.3 million.

Net working capital, excluding senior secured credit facility and current installments of long-term debt at December 31, 2002 totaled $209.0 million versus $144.7 million at December 31, 2001, an increase of $64.3 million, or 44.4%. Working capital changes are summarized in the table below.

Working capital increases:
Trade account receivable	$22.4
Other receivables	12.3
Inventory	41.2
Deferred taxes	3.2
Accounts payable	4.0
Customer deposits	3.7

Total increases	86.8

Working capital decreases:
Note payable	21.7
Accrued expenses and other current liabilities	0.8

Total decreases	22.5

Net increase	$64.3

This increase in working capital resulted primarily from higher purchases during December to achieve favorable pricing terms and availability of product. Higher notes payable relates to those inventory purchases. Higher trade accounts receivable resulted from increased sales for the December period compared to the comparable period in 2001. Higher other receivables of $14.0 million consisted of rebate receivables that were collected in January 2003 versus collection of similar receivables made in December 2001.

Contractual Obligations and Commitments

The following tables summarize our material contractual obligations, including both on- and off-balance sheet arrangements, and our commitments (in millions) at December 31, 2002:

Contractual Obligations:	Total	2003	2004	2005	2006	2007	Thereafter
Operating leases	$31.7	11.9	9.0	5.4	3.4	1.2	0.8
Customer deposits	57.2	57.2	—	—	—	—	—
Patent and technology agreement	3.4	0.7	0.8	0.9	1.0	—	—
Severed employee contracts	0.8	0.6	0.2	—	—	—	—
Borrowings:
First Mortgage Notes	200.0	—	—	—	—	—	200.0
Senior secured credit facility	143.1	—	143.1	—	—	—	—
Vendor notes payable	21.7	21.7	—	—	—	—	—
Other notes payable	0.3	0.2	—	—	—	—	0.1

Total obligations	$458.2	92.3	153.1	6.3	4.4	1.2	200.9

Commitments:
Supply agreement	$—	—	—	—	—	—	—
Employment contracts	—	—	—	—	—	—	—
Letters of credit	—	—	—	—	—	—	—
Purchase commitments:
Fertilizer	10.1	10.1	—	—	—	—	—

Total commitments	$10.1	10.1	—	—	—	—	—

Contractual obligations

Operating lease financing. The Company leases office facilities, rail cars and various types of equipment under noncancelable operating leases whose term’s range from one to fifteen years. The most significant portion of the operating leases relate to equipment used in the application of crop inputs to farmer’s fields and equipment used by support staff at our Farmarket locations.

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

Patent and technology contracts. The Company signed contracts in 2002, which provided an exclusive license for use of certain patents and intellectual property from the owners over a fixed period of seven years with automatic extensions as long as certain minimum terms are met. The contracts prescribe payments over a four-year period.

Severed employee contracts. The Company has agreements to pay three former employees under separation agreements.

Borrowings

First Mortgage Notes. The Company issued $200 million of 10-1/4% First Mortgage Notes due April 2009 to partially finance the acquisition of AgriBusiness in 1999. The First Mortgage Notes bear interest at 10.25% payable semi-annually in arrears. The First Mortgage Notes are secured by 17 principal properties, related fixtures and equipment and other related assets and a pledge of equity of certain subsidiaries. RCG and certain subsidiaries also unconditionally guarantee the First Mortgage Notes. The First Mortgage Notes are not redeemable prior to April 1, 2004 except in the case of a change of control. Thereafter, the First Mortgage Notes are redeemable in whole or in part, at the Company’s option, at a 5.125% premium, declining ratably to par on April 1, 2007, plus accrued and unpaid interest, if any, to the date of redemption.

The First Mortgage Notes are subject to certain covenants, including restrictions on dividend payments and retirement of equity interests, issuance of new indebtedness or preferred stock and certain transactions with affiliates. Dividends may not be made if default has occurred (or would occur if the dividend payment were made), or such dividend payments would result in noncompliance with any financial covenants. Dividend payments are further restricted in amount to at most 50% of consolidated net income of the Company from the date of origination of the First Mortgage Notes to the end of the most recently completed fiscal quarter. Subject to certain limitations, dividends or other payments may be permitted for certain equity interest transactions, reimbursement of expenses incurred by RCG in its capacity as a holding company that are attributed to the operations of the Company and other limited transactions.

Senior secured credit facility. The Company maintains a senior secured credit facility (credit facility) that allowed it to borrow up to $245.0 million, subject to certain borrowing base limitations as of December 31, 2002. In March 2003, the Company and the consortium of lenders agreed to an amendment to the credit facility that, among other matters, lowered the available borrowing capacity under the credit facility from the current $245.0 million to $205.0 million. The credit facility expires in April 2004 and bears interest at LIBOR plus a spread. The credit facility is secured by (1) a lien on all accounts receivable, inventory, general intangibles and all other assets of the Company and its subsidiaries (except for the collateral securing the First Mortgage Notes, as discussed below), (2) all of the common stock of the Company, and (3) all of the common stock of the Company’s subsidiaries, except for the equity interests of certain subsidiaries pledged to secure the First Mortgage Notes.

The credit facility is subject to certain covenants, including limitations on additional indebtedness, limitations on liens, limitations on capital expenditures and maintenance of certain required financial ratios. Financial ratios were amended as a result of the amendment approved in March 2003. The credit facility also restricts the payment of dividends by the Company to RCG. Dividends are restricted to (1) amounts necessary to enable RCG to pay overhead expenses in an amount not to exceed $2.0 million; (2) amounts necessary to enable RCG to pay income and other taxes; and (3) $1.0 million over the life of the agreement for the purpose of repurchasing, redeeming or otherwise acquiring and retiring any capital stock, stock warrants, stock options or other rights to acquire capital stock of RCG. Dividends made under the third provision are further restricted in that such dividends may not be made if a default has occurred (or would occur if the dividend payment were made), or such dividend payments would result in noncompliance with any financial covenants. A covenant has been added to the credit facility agreement requiring that the Company diligently pursue, obtain and accept, not later than September 30, 2003, a written commitment to refinance all of the current credit facility obligations that is feasible and that will provide payment in full of the credit facility obligations on or before the maturity date in April 2004.

Vendor notes payable.    In December 2002, the Company entered into a short-term financing arrangement with a finance company related to a vendor of the Company (the vendor). Existing trade accounts payable due to the vendor was refinanced with this note resulting in no cash proceeds from the note. The terms of the note are such that the interest will not be paid for the first six months. Following the six months, interest will accrue at an interest rate of LIBOR plus 3%. The note is due in December 2003. The face value of the note is $22,227, and is reflected net of $487 of imputed interest at 4.4%. The $487 has been reflected as a reduction of the cost of inventory purchased with the arrangement.

Other notes payable.    Other notes payable includes three notes incurred for the purchase of various property, plant and equipment, with no individual note exceeding $175 thousand.

Commitments

Supply agreement. In connection with the acquisition of AgriBusiness in 1999, the Company has entered into a ten-year supply agreement with IMC Kalium Ltd. (Kalium) and IMC-Agrico Company (Agrico), both of which are subsidiaries of IMC Global. Under the terms of the supply agreement, the Company is required to purchase (and Agrico and Kalium are required to supply) certain products in an amount equal to its estimated normal business requirements of the former AgriBusiness locations. The purchase prices and quantities of the products covered by the agreement are determined by market forces. The agreement automatically renews for subsequent periods of five years unless otherwise canceled by either party. In addition, the agreement specifies remedies available to the parties in the event of noncompliance, which include compensatory damages in the event of a failure to purchase (or supply) the required quantities of the covered products. Purchases under this contract were well in excess of minimum requirements and exceeded $100 million during 2002. We expect to purchase quantities of materials above the prescribed minimums under this agreement during 2003.

Employment contracts.    The Company has employment contracts with certain members of management. These employment agreements are terminable by the Company with or without cause. In the event that the employees are terminated without cause and provided that executives comply with the confidentiality and non-competition covenants, they will be entitled to receive all payments as defined in the respective agreements. The contracts extend through April 2004 with an automatic one-year extension thereafter unless notice of intent not to renew is given, either by the Company or by the executive. If termination without cause had occurred as of December 31, 2002, the Company would have been required to pay approximately $2.1 million to satisfy its obligations.

Letters of credit.    The Company maintains letters of credit for various types of insurance coverage and other needs.

Purchase commitments.    The Company has commitments to purchase various other fertilizer materials for resale or the manufacture of other blended or mixed fertilizers.

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

The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and which require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the policies of inventory valuation, allowance for doubtful accounts, rebate receivables, impairment of long-lived assets, goodwill and deferred taxes. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies

Inventory Valuation

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

We perform a full physical count of our inventory each year on September 30. For periods before and after the physical count we estimate and accrue for inventory shrinkage. Our accrual for shrink is based on the actual historical shrink results of our most recent physical inventory, adjusted as necessary for economic and market conditions. We have not experienced significant fluctuations in historical shrink rates at our facilities.

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

Rebate Receivables

Rebates are received from crop protection products, raw material and seed vendors, based on programs sponsored by the vendors. The programs vary based on product type and specific vendor practice. More than 80% of the rebates earned are from crop protection product vendors. The majority of the rebate programs run on a crop year basis, typically from October 1st to September 30th, although other fiscal periods are sometimes utilized. The majority of the rebates are earned based on the sales a dealer generates of a vendor’s product in a given crop year. The rebate accrual booked monthly is based on actual sales and the historical rebate percentage received in the prior year. The actual rebates earned for most programs are finalized in our fourth quarter and adjustments are made to the accrual as necessary. These adjustments have historically resulted in additional rebate income in the fourth quarter. Because the nature of the programs and the amount of rebates available are determined by our vendors, there can be no assurance that this trend will continue.

Impairment of long-lived assets

We assess the impairment of long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based upon an estimate of future undiscounted cash flows. Our evaluation is performed by location. Factors we consider that could trigger an impairment review include the following:

•	Significant under-performance relative to expected historical or projected future operating results

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business

•	Significant negative industry or economic trends

When we determine that the carrying value of a long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on the difference between an asset’s carrying value and an estimate of fair value, which may be determined based upon quotes or a projected discounted cash flow.

Goodwill

Goodwill is reviewed annually or sooner if changes in circumstances indicate the carrying value may not be recoverable under the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” Fair values are estimated based upon future discounted cash flows. If actual cash flows or cost of capital estimates change, we may have to record impairment charges. The key variables that we must estimate include assumptions regarding future sales volume, prices and other economic factors. Significant management judgment is involved in estimating these variables, and they include inherent uncertainties since they are forecasting future events. If such assets were considered impaired, they would be written down to fair value as appropriate and could be material to the Company’s results of operations.

Deferred Income Tax Assets

We have had unprofitable operations for the last three years. These losses have generated a sizeable federal tax net operating loss, or NOL, carryforwards of approximately $60 million as of December 31, 2002. Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that we will not be able to utilize it to offset future taxes. Deferred tax assets are reviewed annually for recoverability using the same forecasts used for the evaluation of the fair value of goodwill described above. Projections of future revenues use key variables that we must estimate and include assumptions regarding future sales volume, prices and other economic factors. Significant management judgment is involved in estimating these variables, and they include inherent uncertainties since they are forecasting future events. Based on our analysis, we believe that it is more likely than not that we will be profitable in the future and realize all of the NOL carryforwards. If we continue to operate at a loss or are unable to generate sufficient future taxable income, a valuation allowance against all or a significant portion of our deferred tax assets may be required.

Recently Issued Accounting Standards

Emerging Issues Task Force Issue No. 01-06

In January 2003, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor.” This EITF provides guidance on the income statement classification of amount received by a customer, including a reseller and limited guidance regarding timing of recognition for volume rebates. This consensus is effective and should be applied to fiscal periods beginning after December 15, 2002. Due to the seasonality of the business, management is working on determining the impact on the Company’s financial condition or results of operations.

Financial Accounting Standard Board Interpretation No. 46

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

Statement of Financial Accounting Standards No. 148

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No.123, “Accounting for Stock-Based Compensation”, to provide alternative methods for voluntary transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. The provisions of SFAS No. 148 are effective in fiscal years beginning after December 15, 2002. Management does not believe that the adoption of SFAS No. 148 will have a material effect on the Company’s financial condition or results of operations.

Financial Accounting Standard Board Interpretation No. 45

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No.5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

Statement of Financial Accounting Standards No. 146

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 generally requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 is effective prospectively after December 31, 2002. Management does not believe that the adoption of SFAS No. 146 will have a material effect on the Company’s financial condition or results of operations.

Statement of Financial Accounting Standards No. 145

In April 2002, the FASB issued SFAS No. 145, “Recission of FAS No. 4, 44 and 64, Amendment of FAS No. 13, and Technical corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement has a variety of effective dates due to the various standards affected, but generally is effective for years beginning or transactions after May 15, 2002, with early application encouraged. We do not believe the implementation of this standard will have a material effect on the Company’s financial condition or results of operations.

Statement of Financial Accounting Standards No. 143

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not believe the implementation of this standard will have a material effect on the Company’s financial condition or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk due to changes in natural gas prices. Natural gas is a raw material used in the production of various nitrogen-based products that the Company either manufactures at its East Dubuque plant or purchases from vendors. Market prices of nitrogen-based products are affected by changes in natural gas prices as well as supply and demand and other factors. As a normal course of business, the Company purchases nitrogen-based products during the winter and early spring to supply its needs during the high sales volume spring season. Nitrogen-based inventory remaining at the end of the spring season will be subject to market risk due to changes in natural gas prices and supply and demand. Currently, the Company purchases natural gas for use in its East Dubuque facility on the spot market and therefore is exposed to significant market risk. Changes in levels of natural gas prices and market prices of nitrogen-based products can materially affect the Company’s financial position and results of operations. The Company has experienced no difficulties in securing supplies of natural gas, however, natural gas is purchased at market prices and such purchases are subject to price volatility.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholder

Royster-Clark, Inc.:

We have audited the accompanying consolidated balance sheets of Royster-Clark, Inc. and subsidiaries of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholder’s equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Royster-Clark, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the consolidated financial statements, the Company implemented Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

March 5, 2003

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

(Dollars in thousands)

Assets (Note 11)	2002	2001
Current assets:
Cash	$982	997
Trade accounts receivable, net of allowance for doubtful accounts of $6,118 and $5,350 at December 31, 2002 and 2001, respectively	96,177	73,754
Other receivables	36,653	24,381
Inventories (note 5)	252,435	211,218
Prepaid expenses and other current assets	2,326	2,246
Deferred income taxes (note 10)	9,206	6,000

Total current assets	397,779	318,596

Property, plant and equipment, net (notes 6 and 12)	182,267	203,445
Goodwill, net of accumulated amortization of $3,395 at December 31, 2002 and 2001 (notes 4 and 7)	16,540	16,540
Deferred income taxes (note 10)	7,373	7,161
Deferred financing costs, net of accumulated amortization of $7,542 and $5,430 at December 31, 2002 and 2001, respectively	8,400	10,512
Other assets, net (note 7)	5,653	1,997

	$618,012	558,251

Liabilities and Stockholder’s Equity
Current liabilities:
Current installments of long-term debt (note 13)	$172	7,181
Note payable (note 8)	21,740	—
Customer deposits (note 9)	57,200	60,900
Accounts payable	82,303	86,282
Accrued expenses and other current liabilities	27,535	26,680

Total current liabilities	188,950	181,043

Senior secured credit facility (note 11)	143,121	89,244
10 1/4% First Mortgage Notes due 2009 (note 12)	200,000	200,000
Long-term debt, excluding current installments (note 13)	201	363
Other long-term liabilities (note 16 and 17)	9,463	6,018

Total liabilities	541,735	476,668

Stockholder’s equity (note 11):
Common stock, no par value. Authorized 350,000 shares; issued and outstanding at December 31, 2002 and 2001, 1 share	—	—
Additional paid-in capital	88,599	88,599
Accumulated deficit	(11,678)	(7,016)
Accumulated other comprehensive loss	(644)	—

Total stockholder’s equity	76,277	81,583

Commitments, contingencies and subsequent event (notes 3, 11, 13, 14, 16, 17 and 18)	$618,012	558,251

See accompanying notes to consolidated financial statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

	2002	2001	2000
Net sales (note 22)	$898,089	953,790	913,852
Cost of sales	716,497	755,910	728,456

Gross profit	181,592	197,880	185,396

Selling, general and administrative expenses	160,206	173,168	163,228
Loss on disposal of property, plant and equipment, net	1,219	912	616
Expenses related to Agro acquisition (note 22)	—	4,163	—

Operating income	20,167	19,637	21,552

Interest expense (note 9)	(29,303)	(34,895)	(38,001)
Gain on sale of natural gas contracts (note 18)	1,893	—	9,648
Gain on insurance settlement	—	1,856	—

Loss before income taxes	(7,243)	(13,402)	(6,801)
Income tax benefit (note 10)	(2,643)	(4,523)	(2,041)

Net loss	$(4,600)	(8,879)	(4,760)

See accompanying notes to consolidated financial statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY AND COMPREHENSIVE LOSS

Years ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

	Common stock		Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive loss	Total stockholder’s equity
	Issued
	Shares	Amount
Balance at December 31, 1999	1	$—	88,599	6,623	—	95,222
Net loss	—	—	—	(4,760)	—	(4,760)

Balance a December 31, 2000	1	—	88,599	1,863	—	90,462
Net loss	—	—	—	(8,879)	—	(8,879)

Balance at December 31, 2001	1	—	88,599	(7,016)	—	81,583

Net loss	—	—	—	(4,600)	—	(4,600)
Recognition of minimum pension liability, net of tax	—	—	—	—	(644)	(644)

Total other comprehensive loss						(5,244)
Dividend to Royster-Clark Group, Inc. (note 3)	—	—	—	(62)	—	(62)

Balance at December 31, 2002	1	$—	88,599	(11,678)	(644)	76,277

See accompanying notes to consolidated financial statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

	2002	2001	2000
Cash flows from operating activities:
Net loss	$(4,600)	(8,879)	(4,760)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	2,630	2,980	2,800
Depreciation and amortization	27,749	27,356	25,725
Loss on disposal of property, plant and equipment	1,219	912	616
Gain on sale of natural gas contracts	—	—	(9,648)
Deferred income tax benefit	(3,023)	(5,018)	(2,341)
Additional minimum pension liability	(1,039)	—	—
Changes in operating assets and liabilities increasing (decreasing) cash:
Trade accounts receivable	(25,053)	3,691	16,427
Other receivables	(12,272)	14,591	(11,084)
Inventories	(41,704)	29,312	(67,785)
Prepaid expenses and other current assets	(80)	3,103	380
Other assets	(682)	(1,151)	(779)
Accounts payable	18,248	(1,355)	34,628
Accrued expenses and other current liabilities	155	262	(156)
Other long-term liabilities	745	410	889

Total adjustments	(33,107)	75,093	(10,328)

Net cash provided by (used in) operating activities	(37,707)	66,214	(15,088)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	2,380	2,042	509
Purchases of property, plant and equipment	(6,930)	(13,812)	(18,082)
Purchase of technology and patent licenses	(702)	—	—
Acquisitions, net of cash acquired of $20 in 2000	—	—	(26,600)

Net cash used in investing activities	(5,252)	(11,770)	(44,173)

Cash flows from financing activities:
Proceeds from senior secured credit facility	356,923	349,264	410,166
Payments on senior secured credit facility	(303,046)	(395,976)	(366,756)
Principal payments on long-term debt	(7,171)	(125)	(4,218)
Proceeds from long-term debt	—	256	—
Dividend to Royster-Clark Group, Inc.	(62)	—	—
Net increase (decrease) in customer deposits	(3,700)	(7,279)	15,812

Net cash provided by (used in) financing activities	42,944	(53,860)	55,004

Net increase (decrease) in cash	(15)	584	(4,257)
Cash, beginning of year	997	413	4,670

Cash, end of year	$982	997	413

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$29,438	35,027	38,332

Cash paid during the year for income taxes	$294	429	1,432

(Continued)

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

Supplemental disclosure of noncash investing and financing activities:

As discussed in note 8 to the consolidated financial statements, the Company entered into a short-term financing arrangement with a finance company related to one of the Company’s vendors. The financing entailed the exchange of trade accounts payable for the note payable in the amount of $22,227. As the Company is not required to pay interest on this note for the first six months, interest was imputed and the note was recorded net of $487 that was recorded as a reduction of the cost of inventory purchased with the arrangement.

As discussed in note 7 and 16 to the consolidated financial statements, the Company entered into an exclusive license to use and market a new technology for approximately $4,100. Approximately $700 was paid in the current year while the remaining amounts will be paid over the next four years. The remaining liability of $3,400 is reflected as $700 in accrued liabilities and $2,700 in other long-term liabilities.

As discussed in note 4 to the consolidated financial statements, the Company decreased its estimates by $497 and $395 in 2001 and 2000, respectively, for costs to exit certain facilities, severance and termination obligations and relocation costs. These costs reduced recorded goodwill.

During 2001, the Company recorded a gain of $600 on certain surplus land claimed by a city government by eminent domain.

As discussed in note 4 to the consolidated financial statements, in 2000, the Company completed several acquisitions. In conjunction with these transactions, the Company assumed liabilities of $14,357, including $4,092 in debt assumed in the Alliance transaction, of which, $3,957 was repaid immediately after closing.

In conjunction with the 1999 acquisition of IMC Agribusiness, Inc., the Company finalized the purchase accounting related to the acquisition in 2000 resulting in an increase in property, plant and equipment and a decrease in deferred income taxes of $13,657.

See accompanying notes to consolidated financial statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000

(Dollars in thousands, except per share amounts)

(1)    Description of Business

Royster-Clark, Inc. (herein referred to as Royster-Clark or the Company) is a retail and wholesale distributor of mixed fertilizer, fertilizer materials, seed, crop protection products, and agronomic services to farmers, primarily in the East, South and Midwest. The Company’s operations consist of retail farm centers, granulation, blending and seed processing plants, and a network of storage and distribution terminals and warehouses. In addition, the Company operates two nitrogen-manufacturing plants that supply the retail and wholesale distribution businesses with nitrogen fertilizer products. The Company is a wholly owned subsidiary of Royster-Clark Group, Inc.

(2)    Summary of Significant Accounting Policies

(a)    Principles of Consolidation

The consolidated financial statements include the accounts of Royster-Clark, Inc. and its subsidiaries, as listed in note 19. All significant intercompany balances and transactions have been eliminated.

(b)    Cash

The Company transmits, on a daily basis, substantially all available cash to pay balances related to the Senior Secured Credit Facility (note 11). Cash on the consolidated balance sheets represents funds which are deposited in Company accounts that are not associated with the administration of the Senior Secured Credit Facility. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(c)    Trade Accounts Receivable

The majority of trade accounts receivable is recorded at the invoiced amount and does not bear interest. The remainder has extended terms based on the related crop year and bears interest at 18%. The allowance for doubtful accounts is the Company’s best estimate of probable credit losses in the Company’s existing accounts receivable. The Company determined the allowance based on a risk-based analysis of historical write-offs, current sales levels, sales terms and age of the receivables. Substantially all of the Company’s customers are involved in the agricultural industry, which is influenced by a variety of factors which are out of the Company’s control, including weather conditions, government position and regulation and world economic conditions, among others. The Company does not have any off-balance-sheet credit exposure related to its customers.

(d)    Concentration of Credit Risk

The Company sells its products and services to farmers and retail dealers primarily in the midwestern and southeastern United States. Approximately 68% of the Company’s sales are made between March and July. No single customer or group of affiliated customers accounted for more than 10% of the Company’s net sales.

In addition to the concentration of sales between March and July, the Company is impacted by a number of other factors, including weather conditions and prevailing prices for fertilizer and other crop production inputs, including natural gas.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

(Dollars in thousands, except per share amounts)

Weather conditions can significantly impact the results of operations. Adverse weather conditions during the planting season may force farmers to either delay or abandon their planting, which may lead to lower use of fertilizer, seed and crop protection products.

(e)    Other Receivables

Other receivables primarily consist of vendor rebates. Vendor rebates represent amounts due from suppliers on crop protection, seed and fertilizer products and are accrued when earned, which is typically at the time of sale of the related product. Other receivables also include amounts due from officers or employees of $12 and $64 at December 31, 2002 and 2001, respectively.

(f)    Inventories

Inventories are stated at the lower of cost or market, with cost being determined by the weighted average cost method. Costs directly associated with warehousing and distribution are capitalized into crop protection and seed inventories. Total warehousing and distribution costs capitalized into inventories amounted to $3,199 and $2,497 at December 31, 2002 and 2001, respectively.

(g)    Derivative Instruments and Hedging Activities

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

The Company enters into certain futures contracts related to its grain and seed purchases in order to minimize the effects of price volatility on the Company’s results of operations. In accordance with SFAS No. 133, these contracts are recognized on the balance sheet at their fair value. Changes in the fair values of these contracts are reported in current period earnings.

(h)    Property, Plant and Equipment

Property, plant and equipment are stated at cost. All assets are depreciated using the straight-line method using the following estimated useful lives:

Buildings and land improvements	7-20 years
Machinery and equipment	7-10 years
Furniture, fixtures and office equipment	3-10 years

(i)    Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the estimated fair value at the date of acquisition of the net assets acquired. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

(Dollars in thousands, except per share amounts)

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. The Company completed the initial evaluation of impairment in 2002 and no impairment of goodwill was indicated. Additionally, the Company completed the required annual test for impairment of goodwill during the fourth quarter. No goodwill impairment was indicated.

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 15 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. All other intangible assets were amortized on a straight-line basis from one to ten years. The amount of goodwill and other intangible asset impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of capital.

(j)    Deferred Financing Costs

Deferred financing costs are being amortized using the effective interest method over the term of the related debt facility.

(k)    Other Assets

Other assets are primarily comprised of patent and technology licensing agreements, non-compete agreements, long-term notes receivable and various security deposits. The cost of patents and technology licensing agreements are being amortized over the greater of the pattern in which economic benefits of the patent and technology licensing agreements are consumed or otherwise used up, or straight line over the estimated useful lives of the respective assets. The non-compete agreements are being amortized on a straight-line basis over their contract terms, which range from three to five years.

(l)    Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred income tax assets and liabilities are recognized for the estimated future tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(m)    Stock-Based Employee Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its stock-based employee compensation plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

(Dollars in thousands, except per share amounts)

requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value- based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. There is no impact on net income in any period presented.

(n)    Impairment of Long-Lived Assets

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

(o)    Accrued Environmental Costs

The Company’s activities include the manufacture, blending and sale of crop nutrient products and the resale of crop protection products. These operations are subject to extensive federal, state and local environmental regulations, including laws related to air and water quality, management of hazardous and solid wastes, management and handling of raw materials, and crop protection products. Expenditures that relate to an existing condition caused by past operations of the Company or prior owners, and which do not contribute to current or future revenue generation, are charged to operations.

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

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

(Dollars in thousands, except per share amounts)

Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

(p)    Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholder’s equity that, under accounting principles generally accepted in the United States of America are excluded from net income. For the Company, such items consist primarily of losses due to minimum pension liability adjustments for the defined benefit pension related to a small group of employees.

(q)    Revenue Recognition

The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss.

(r)    Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(s)    Reclassifications

Certain reclassifications have been made to the consolidated financial statements as of and for the years ended December 31, 2001 and 2000 in order to conform to the financial statement presentation as of and for the year ended December 31, 2002.

(t)    New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 generally requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002. Management does not believe that the adoption of SFAS No. 146 will have any impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation— Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods for voluntary transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. The accounting provisions (if elected) and the disclosure provisions (required) of SFAS No. 148 were

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

(Dollars in thousands, except per share amounts)

effective for fiscal years ending after December 15, 2002. The Company has currently elected not to adopt the fair-value based method of accounting for stock-based employee compensation. It has adopted the disclosure provisions of SFAS No. 148.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No.5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

In January 2003, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 02-16, Accounting by a Customer (Including A Reseller) for Certain Consideration Received From a Vendor. This EITF provides guidance on the income statement classification of amounts received by a customer, including a reseller, and limited guidance regarding timing of recognition for volume rebates. This consensus is effective and should be applied to fiscal periods beginning after December 15, 2002. Due to the seasonality of the business, management is working on determining the impact on the Company’s financial condition or results of operations.

(3)    Capitalization of Royster-Clark Group, Inc.

Royster-Clark Group, Inc. (RCG) was originally formed for the purpose of acquiring all of the outstanding stock of Royster-Clark and to enable the Company to purchase IMC AgriBusiness, Inc. RCG is a holding company with no operations independent of those of Royster-Clark. Although Royster-Clark is not legally liable for the obligations of RCG, the ability of RCG to meet its obligations is dependent on Royster-Clark’s ability to pay dividends to RCG in an amount sufficient to service these obligations, including dividend payments on RCG’s preferred stock, and principal and interest payments on RCG’s junior subordinated notes. The following paragraphs summarize the terms of RCG’s outstanding securities.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

(Dollars in thousands, except per share amounts)

RCG issued $20,000 of junior subordinated notes bearing interest at an annual rate of 12%. Through maturity, RCG may elect to pay interest due in the form of additional junior subordinated notes. The notes, including additional notes issued in lieu of interest, are due April 2010. Of these notes, $10,000 are exchangeable after three years for unregistered notes with rights similar to those of the Royster-Clark 10-1/4% First Mortgage Notes due 2009 (herein referred to as the First Mortgage Notes), subject to compliance with the terms of the debt obligations of Royster-Clark. The terms of the indenture and the other debt obligations currently prohibit such exchange and are expected to prohibit this exchange for the foreseeable future.

RCG also issued 607,140 shares of 12% Series A Senior Cumulative Compounding Preferred Stock (herein referred to as the Senior Preferred Stock), 132,636 of which were issued to former stockholders of Royster-Clark in conjunction with the 1999 acquisition of Royster-Clark, with a $0.01 per share par value and a liquidation value of $100 per share. Dividends are payable annually at the rate of $12 per share per annum when, as and if declared by the board of directors. As of December 31, 2002, there is approximately $31,800 in accumulated dividends. Additional dividends accrue on unpaid dividends. In the event that RCG shall be liquidated, dissolved or wound up, whether voluntarily or involuntarily, after all creditors of RCG shall have been paid in full, the holders of the Senior Preferred Stock shall be entitled to receive an amount equal to $100 in cash per share plus an amount equal to full cumulative dividends accrued and unpaid before any proceeds are paid to the holders of the Series B Junior Preferred Stock (herein referred to as the Junior Preferred Stock) or the RCG common stock.

RCG issued 74,874 shares of Junior Preferred Stock, all of which were issued to former stockholders of Royster-Clark in conjunction with the 1999 acquisition of Royster-Clark, with a $0.01 per share par value and a liquidation value of $100 per share. The holders of the Junior Preferred Stock shall not be entitled to receive any dividends until 2004. Thereafter, the holders of the Junior Preferred Stock shall be entitled to receive, when, as and if declared by the board of directors, cash dividends at the rate of $12 per share. Dividends, when entitled, shall be cumulative. In the event that RCG shall be liquidated, dissolved or wound up, whether voluntarily or involuntarily, after all creditors of RCG have been paid in full and the holders of any Senior Preferred Stock have been paid, the holders of the Junior Preferred Stock shall be entitled to receive an amount equal to $100 in cash per share plus an amount equal to cumulative dividends accrued and unpaid before any proceeds are paid to the holders of the RCG common stock.

RCG issued a total of 908,426 shares of Class A $0.01 par common stock and 1,231,600 of Class B no par common stock, of which 368,426 of the Class A common stock was issued to former stockholders of Royster-Clark in conjunction with the 1999 acquisition of Royster-Clark. The common stock was issued in two series, Class A and Class B, with 2,200,000 and 2,000,000 shares authorized, respectively. The rights and privileges are identical between the two classes except with regards to voting rights. The holders of Class A common stock have the general right to vote for all purposes while the holders of Class B common stock have no voting rights. Each record holder of Class A common stock will be entitled to convert any or all of such holder’s Class A common stock into the same number of shares of Class B common stock and vice versa. So long as any shares of any class of common stock are outstanding, RCG will at all times reserve and keep available out of its authorized but unissued shares of Class A common stock and Class B common stock (or any shares of Class A common stock or Class B common stock which are held as treasury shares), the number of shares sufficient for issuance upon conversion.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

(Dollars in thousands, except per share amounts)

During 2002, the Company paid a dividend to RCG of $62 to fund its operating expenses.

(4)    Acquisitions

The paragraphs on the following pages describe acquisitions made during 2000 and restructuring liabilities associated with the 1999 acquisition of Royster-Clark and IMC Agribusiness, Inc. (Agribusiness).

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

American Crop Services

On March 7, 2000, the Company acquired substantially all of the property, plant and equipment and inventories of American Crop Services (herein referred to as ACS) through a plan submitted to a bankruptcy court. The purchase price paid was $16,399. ACS owned and operated fertilizer retail farm supply outlets as well as distribution and storage facilities and a seed conditioning facility located primarily in Kentucky and Tennessee. The acquisition was accounted for by the purchase method of accounting, and the accompanying consolidated financial statements include the operating results of ACS from the date of acquisition. Because the fair values of the assets purchased and the liabilities assumed exceeded the purchase price, the fair value of the property and equipment was reduced. Assets purchased included inventory, certain prepaid expenses and property, plant and equipment.

Alliance

On March 17, 2000, the Company acquired shares of stock from Alliance Agronomics, Inc., which owned and operated retail outlets in southern Virginia and northern North Carolina. The acquisition price paid was $4,334. The Company purchased, in a separate, but related transaction, the equity interest in Petersburg Agri-Terminal Associates, a general partnership, for $3,609. These two entities are collectively referred to as Alliance. These acquisitions were accounted for by the purchase method of accounting, and the accompanying consolidated financial statements include the operating results of Alliance from the date of acquisition. As a result, the assets and liabilities were adjusted to their fair values, with the excess purchase price over the fair value assigned to goodwill. Assets purchased included cash, receivables, inventory and property, plant and equipment.

Crop Builders, Inc., Armstrong Ag Center, Inc. and Maple Hill Ag, Inc.

The Company purchased substantially all the assets of Crop Builders, Inc. and Armstrong Ag Center, Inc. in February 2000, and Maple Hill Ag, Inc. in August 2000, consisting of several retail fertilizer outlets in northern Iowa and southern Minnesota, for $2,278. The acquisitions were accounted for by the purchase method of accounting, and the accompanying consolidated financial statements include the operating results from the acquisition dates. Assets purchased included receivables, inventory and property, plant and equipment. Because the fair values of the assets purchased and liabilities assumed exceeded the purchase price, the fair value of property and equipment was reduced.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

(Dollars in thousands, except per share amounts)

The following summarizes the final allocation of the purchase price for all of the 2000 acquisitions described above.

Assets purchased:
Cash	$22
Receivables, net	2,826
Inventories	14,750
Prepaid expenses and other assets	244
Deferred income taxes	225
Property, plant and equipment	18,413
Goodwill	4,497

Total assets purchased	40,977

Liabilities assumed:
Accounts payable	5,316
Customer deposits	2,487
Accrued expenses	289
Long-term debt	4,092
Deferred income taxes	1,728
Other liabilities	445

Total liabilities assumed	14,357

Purchase price paid	$26,620

(b)    Restructuring Liabilities

In connection with the acquisitions of Royster-Clark and AgriBusiness, the Company recorded accruals of $9,461 for future costs to be incurred related to the closure of certain facilities, severance and termination benefits and relocation costs of employees. These costs represent management’s estimates of the ultimate obligations associated with executing its plans for the combined entity. In accordance with management’s plans, the closed locations and the individuals to be terminated were specifically identified.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

(Dollars in thousands, except per share amounts)

The table on the following page shows the merger-related accruals and the remaining liability as of December 31, 2002.

	Costs to exit certain facilities	Severance and termination of related	Relocation costs	Total merger-related costs
Balance as of December 31, 1999	$883	4,131	100	5,114
Costs incurred for the year ended
December 31, 2000	(94)	(2,511)	(314)	(2,919)
Revisions to estimates	(157)	(555)	317	(395)

Balance as of December 31, 2000	632	1,065	103	1,800
Costs incurred for the year ended
December 31, 2001	(183)	(840)	(26)	(1,049)
Revisions to estimates	(289)	(131)	(77)	(497)

Balance as of December 31, 2001	160	94	—	254
Costs incurred for the year ended
December 31, 2002	(15)	(94)	—	(109)

Balance as of December 31, 2002	$145	—	—	145

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

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

(Dollars in thousands, except per share amounts)

(e)    Pro Forma Results of Operations

The following unaudited pro forma summary presents the consolidated income statement information as if the aforementioned transactions had been consummated on January 1, 2000, and do not purport to be indicative of what would have occurred had the acquisitions been made at that date or of the results which may occur in the future.

Year ended December 31, 2000
Net sales	$925,502

Net loss	$(6,126)

The unaudited pro forma information reflects adjustments made to the historical statements of operations of the companies acquired in 2000 for:

The impact on depreciation and amortization of adjusting to the fair values of property, plant and equipment, goodwill and other intangibles.

The impact on income tax expense, which represents the tax effect of the pro forma adjustments described above, calculated to yield an estimated composite tax rate of 39%.

(5)    Inventories

Inventories at December 31, 2002 and 2001 consist of the following:

	2002	2001
Crop protection products	$116,116	93,428
Fertilizers	33,890	25,824
Raw materials	64,803	62,624
Seeds	21,901	12,752
Sundries and other	15,725	16,590

	$252,435	211,218

(6)    Property, Plant and Equipment

Property, plant and equipment at December 31, 2002 and 2001 consist of the following:

	2002	2001
Land	$14,120	14,436
Buildings	66,131	65,369
Machinery and equipment	179,788	176,831
Construction-in-progress	1,439	2,834

	261,478	259,470
Less accumulated depreciation	79,211	56,025

	$182,267	203,445

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

(Dollars in thousands, except per share amounts)

Included in land and buildings above are assets held for sale, which are carried at their estimated net realizable value, less estimated costs to sell. The carrying value of these assets was $3,816 and $2,416 at December 31, 2002 and 2001, respectively.

(7)    Goodwill and Other Assets

The following table reconciles previously reported net income as if the provisions of SFAS No. 142 were in effect in 2001 and 2000:

	2001	2000
Reconciliation of net income:
Net loss	$(8,879)	(4,760)
Add back goodwill amortization, net of tax effect	1,344	1,170

Adjusted net loss	$(7,535)	(3,590)

Acquired Intangible Assets

Intangible assets consisted of the following at December 31, 2002:

	Gross carrying amount	Weighted average amortization period	Accumulated amortization	Net
Amortizing intangible assets:
Technology and patent license	$4,102	7.0	$605	3,497
Noncompete agreements	1,870	3.5	967	903
Other	478	6.4	205	273

Total	$6,450	6.0	$1,777	4,673

Aggregate amortization expense for amortizing intangible assets for the year ended December 31, 2002 was $1,128. Estimated amortization expense for the next five years is: $1,164 in 2003, $930 in 2004, $699 in 2005, $617 in 2006, $622 in 2007 and $641 for years thereafter.

(8)    Note Payable

In December 2002, the Company entered into a short-term financing arrangement with a finance company related to a vendor of the Company (the vendor). Existing trade accounts payable due to the vendor were refinanced with this note resulting in no cash proceeds from the note. The terms of the note are such that the interest will not be paid for the first six months. Following the six months, interest will accrue at an interest rate of LIBOR plus 3%. The note is due in December 2003. The face value of the note is $22,227, and is reflected net of $487 of imputed interest at 4.4%. The $487 has been reflected as a reduction of the cost of inventory purchased with the arrangement.

(9)    Customer Deposits

The Company accepts both interest bearing and non-interest bearing customer deposits. Customer deposits are refundable upon demand either in cash or product. Interest rates paid on customer accounts vary based

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

(Dollars in thousands, except per share amounts)

on economic conditions and are posted at the locations where the Company accepts customer deposits. The interest rate accruing on customer deposits was 6.75% to 8.0% during the year ended December 31, 2002, 8.0% to 9.5% during the year ended December 31, 2001, and 8.5% to 9.5% during the year ended December 31, 2000. Interest expense on customer deposits totaled $1,472, $1,417 and $1,399 for the years ended December 31, 2002, 2001 and 2000, respectively.

Certain customer deposits are from officers or employees of the Company. At December 31, 2002 and 2001, these deposits from related parties totaled $1,938 and $897, respectively.

(10)    Income Taxes

Total income tax benefit for the years ended December 31, 2002, 2001 and 2000 were allocated as follows:

	2002	2001	2000
Loss from continuing operations	$(2,643)	(4,523)	(2,041)
Accumulated other comprehensive loss, recognition of minimum pension liability	(395)	—	—

	$(3,038)	(4,523)	(2,041)

Components of income tax expense (benefit) for years ended December 31, 2002, 2001 and 2000 consist of the following:

	Current	Deferred	Total
Year ended December 31, 2002:
Federal	$310	(2,474)	(2,164)
State	70	(549)	(479)

	$380	(3,023)	(2,643)

Year ended December 31, 2001
Federal	$295	(4,126)	(3,831)
State	200	(892)	(692)

	$495	(5,018)	(4,523)

Year ended December 31, 2000:
Federal	$—	(1,869)	(1,869)
State	300	(472)	(172)

	$300	(2,341)	(2,041)

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

(Dollars in thousands, except per share amounts)

The effective income tax rate for 2002, 2001 and 2000 of 36.5%, 33.7% and 30.0%, respectively, differs from the “expected” federal statutory income tax rate of 34% due to the following:

	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000
Expected income tax benefit	$(2,463)	(4,557)	(2,312)
Nondeductible expenses, including goodwill amortization and meals and entertainment	135	643	573
State taxes, net of federal tax effect	(316)	(457)	(114)
Other	1	(152)	(188)

	$(2,643)	(4,523)	(2,041)

The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the deferred tax assets and liability at December 31, 2002 and 2001, relate to the following:

	2002	2001
Deferred tax assets:
Trade accounts receivable, due to allowance for doubtful accounts and discounts	$2,363	2,033
Accrued expenses, due to accrued vacation and certain other accruals for financial statement purposes	8,568	5,615
Operating loss and other tax credit carryforwards	25,741	25,002
Inventories, due to costs capitalized for tax purposes, and obsolescence and shrink reserves reflected for financial statement purposes	807	839

Total gross deferred tax assets	37,479	33,489
Deferred tax liability—
Property, plant and equipment due to differences in depreciation and basis differences resulting from purchase accounting	(20,900)	(20,328)

Net deferred tax asset	$16,579	13,161

The Company generated net operating loss carryforwards of $1,680 during 2002 which will expire in 2022, $21,977 during 2001 which will expire in 2021, $33,985 during 2000 which will expire in 2020, and $3,160 during 1999 which will expire in 2019.

Net deferred taxes are included in the consolidated balance sheets in the following captions:

	2002	2001
Deferred income tax asset—current	$9,206	6,000
Deferred income tax asset—long-term	7,373	7,161

	$16,579	13,161

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

(Dollars in thousands, except per share amounts)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred taxes will not be realized. Based upon management’s projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. However, there can be no assurance that the Company will generate any income or any specific level of continuing income in future years.

(11)    Senior Secured Credit Facility

The Company maintains a senior secured credit facility (credit facility) that allows borrowings up to $245,000, subject to certain borrowing base limitations. The credit facility expires in April 2004 and bears interest at LIBOR plus a spread based on the Company’s leverage (weighted average rate of 4.99% at December 31, 2002 and 5.40% at December 31, 2001). The credit facility is secured by (1) a lien on all accounts receivable, inventory, general intangibles and all other assets of the Company and its subsidiaries (except for the collateral securing the First Mortgage Notes, as discussed in note 12), (2) all of the common stock of the Company, and (3) all of the common stock of the Company’s subsidiaries, except for the equity interests of certain subsidiaries pledged to secure the First Mortgage Notes. Amounts outstanding under the credit facility totaled $143,121 and $89,244 at December 31, 2002 and 2001, respectively.

The credit facility is subject to certain covenants, including limitations on additional indebtedness, limitations on liens, limitations on capital expenditures and maintenance of certain required financial ratios. The credit facility also restricts the payment of dividends by the Company to RCG. Dividends are restricted to (1) amounts necessary to enable RCG to pay overhead expenses in an amount not to exceed $2,000; (2) amounts necessary to enable RCG to pay income and other taxes; and (3) $1,000 over the life of the agreement for the purpose of repurchasing, redeeming or otherwise acquiring and retiring any capital stock, stock warrants, stock options or other rights to acquire capital stock of RCG. Dividends made under the third provision are further restricted in that such dividends may not be made if a default has occurred (or would occur if the dividend payments were made), or such dividend payments would result in noncompliance with any financial covenants

As of December 31, 2002, the Company was in violation of the minimum net worth covenant under the credit facility. In March 2003, the consortium of lenders agreed to waive the violation of the net worth covenant and amend the financial covenant ratios for quarterly measurement dates through the remaining term of the credit facility. A covenant has been added to the credit facility agreement requiring that the Company diligently pursue, obtain and accept, not later than September 30, 2003, a written commitment to refinance all of the current credit facility obligations that is feasible and that will provide payment in full of the credit facility obligations on or before the maturity date in April 2004. Additionally, the Company and the consortium of lenders agreed to lower the available borrowing capacity under the credit facility from the current $245,000 to $205,000. The interest rate charged under the credit facility was amended to reflect a 25 basis point increase through September 2003, 50 basis point increase in October 2003, 75 basis point increase in November 2003 and 125 basis point increase thereafter. The Company expects to meet all of the revised covenants and to obtain a replacement credit facility commitment in accordance with the amendment; however, there can be no guarantee that it will be successful.

(12)    Royster-Clark, Inc. 10-1/4% First Mortgage Notes Due 2009

The Company issued $200,000 of 10-1/4% First Mortgage Notes due April 2009 (herein referred to as the First Mortgage Notes) on April 22, 1999 to partially finance the acquisition of IMC AgriBusiness, Inc. The

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

(Dollars in thousands, except per share amounts)

First Mortgage Notes bear interest at 10.25% payable semi-annually in arrears. The First Mortgage Notes are secured by 17 principal properties, related fixtures, and equipment and other related assets and a pledge of equity of certain subsidiaries. RCG and certain subsidiaries also unconditionally guarantee the First Mortgage Notes. The First Mortgage Notes are not redeemable prior to April 1, 2004, except in the case of a change of control or a public offering in the first three years after the issue date. Thereafter, the First Mortgage Notes are redeemable in whole or in part, at the Company’s option, at a 5.125% premium, declining ratably to par on April 1, 2007, plus accrued and unpaid interest, if any, to the date of redemption.

The First Mortgage Notes are subject to certain covenants, including restrictions on dividend payments and retirement of equity interests, issuance of new indebtedness or preferred stock and certain transactions with affiliates. Dividends may not be made if default has occurred (or would occur if the dividend payment were made), or such dividend payments would result in noncompliance with any financial covenants. Dividend payments are further restricted in amount to at most 50% of consolidated net income of the Company from the date of origination of the First Mortgage Notes to the end of the most recently completed fiscal quarter. Subject to certain limitations, dividends or other payments may be permitted for certain equity interest transactions, reimbursement of expenses incurred by RCG in its capacity as a holding company that are attributed to the operations of the Company and other limited transactions.

(13)    Long-Term Debt

Long-term debt at December 31, 2002 and 2001 consists of the following:

	2002	2001
Industrial revenue bond	$—	2,100
Note payable to former stockholder of Hutson	—	5,000
Other notes payable	373	444

Total long-term debt	373	7,544
Less current installments	172	7,181

Long-term debt, excluding current installments	$201	363

In connection with the purchase of a company in 1997, a $5.0 million unsecured note payable was entered into, due in June 2002, bearing interest at an annual rate of 7.25%. During 2000, the interest rate accrued was renegotiated to fluctuate with prime, but not to drop below 7.25%. Prime rate was 4.75% at December 31, 2001. The note was payable on demand and the holder demanded and received payment in full in January 2002.

The industrial revenue bond was issued by Decatur County, Bainbridge Georgia Industrial Development Authority Variable Rate Industrial Development Revenue Bonds Series 1985, due December 1, 2002. Interest on the industrial revenue bond was variable and based on short-term rates for tax-exempt securities. The bond was paid in full upon its maturity date. The letter of credit that was required by the agreement expired upon repayment of the bond.

The Company had total amounts issued under letters of credit of $5,621 at December 31, 2002.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

(Dollars in thousands, except per share amounts)

Other notes payable include three notes incurred for the purchase of various property, plant and equipment. Interest rates vary from 4.0% to 10.3%. No individual note exceeds $150.

Aggregate annual principal payments due under the terms of the long-term debt for the five fiscal years subsequent to December 31, 2002 and thereafter are as follows:

Year ending December 31:
2003	$172
2004	19
2005	20
2006	22
2007	24
Thereafter	116

Total	$373

(14)    Operating Leases

The Company leases office facilities, rail cars and various types of equipment under operating leases with terms ranging from 3 to 30 years. Future minimum lease payments under noncancelable operating leases as of December 31, 2002 are as follows:

Year ending December 31:
2003	$11,894
2004	9,017
2005	5,392
2006	3,335
2007	1,186
Thereafter	839

Total	$31,663

Rental expense for all operating leases was approximately $16,935, $17,707 and $16,883 for the years ended December 31, 2002, 2001 and 2000, respectively.

(15)    Employee Benefit Plans

(a)    Retirement Plans

The Company maintains a defined contribution Employee Savings and Investment Plan (ESIP) covering substantially all full-time employees of the Company. Participants are allowed to contribute to the ESIP up to 18% of their salary on a pre-tax basis, up to the maximum allowed under Internal Revenue Service regulations. The Company makes contributions to the ESIP at the discretion of the board of directors. The Company also maintains three other defined contribution plans for union employees under collective bargaining agreements at seven locations. Company contributions are based on the applicable provisions of each plan. Total contributions of $1,707, $1,609 and $1,320 were made to the ESIP and other defined contribution plans during the years ended December 31, 2002, 2001 and 2000, respectively.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

(Dollars in thousands, except per share amounts)

As a result of the 1999 acquisition of IMC Agribusiness, Inc., the Company maintains a defined benefit pension plan covering approximately 164 employees, of which 101 were active. The following table sets forth the benefit obligation, fair value of plan assets, and the funded status of the Company’s plans; amounts recognized in the Company’s financial statements; and the principal weighted average assumptions used:

	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$2,323	2,155
Service cost	69	65
Interest cost	162	155
Amendments	—	8
Actuarial loss	122	31
Benefits paid	(90)	(91)

Benefit obligation at end of year	$2,586	2,323

Change in plan assets:
Fair value of plan assets at beginning of year	$2,471	2,651
Actual return on plan assets	(242)	(89)
Benefits paid	(90)	(91)

Fair value of plan assets at end of year	$2,139	2,471

Funded status	$(447)	148
Unrecognized actuarial loss	1,039	418
Unrecognized prior service cost	72	79

Net amount recognized	$664	645

Amounts recognized in the consolidated statement of financial position consists of:
Prepaid benefit cost	—	645
Accrued benefit liability	(447)	—
Intangible asset	72	—
Accumulated other comprehensive income	1,039	—

Net amount recognized	$664	645

Components of net periodic benefit costs were as follows:

	2002	2001	2000
Service cost	$65	69	60
Interest cost	155	162	144
Expected return on plan assets	(258)	(257)	(249)
Amortization of prior service cost	6	7	1

Net periodic benefit cost	$(32)	(19)	(44)

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

(Dollars in thousands, except per share amounts)

Pension assumptions:

Pension costs are determined based on actuarial valuations that reflect appropriate assumptions as of the measurement date, ordinarily the beginning of each year. The funded status of the plans is determined using appropriate assumptions as of each year-end. A summary of the major assumptions follows.

	2002	2001
Weighted average assumptions as of December 31:
Discount rate	6.75%	7.25%
Expected return of plan assets	9.00%	9.50%

The provisions of FASB Statement No. 87, Employers’ Accounting for Pensions, require the Company to record an additional minimum liability of $1,111 at December 31, 2002. This liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of plan assets and accrued amounts previously recorded. The additional liability may be offset by an intangible asset to the extent of previously unrecognized prior service cost. The intangible asset of $72 at December 31, 2002 is included on the line item entitled “other assets” in the consolidated balance sheets. The remaining amount of $1,039 is recorded as a component of stockholder’s equity, net of related tax benefits of $395, on the line item titled “accumulated other comprehensive loss” in the consolidated balance sheets at December 31, 2002.

(b)    1999 Restricted Stock Purchase and Option Plan

Upon the acquisition of the Company by RCG, RCG created the 1999 Restricted Stock Purchase and Option Plan (herein referred to as the 1999 Plan). Under the terms of the 1999 Plan, 200,000 shares of RCG common stock have been reserved for issuance in the form of restricted share grants to current and future employees of RCG or Royster-Clark. Shares issued under the 1999 Plan are subject to certain restrictions on transfer of shares. No common stock shares were issued under this plan during the year ended December 31, 2002 or 2001. During the year ended December 31, 2000, 180,000 common stock shares were issued under this plan at a price equal to the fair value at date of grant. During the year, 17,500 shares were redeemed.

In addition, 35,820 shares of common stock, 13,290 shares of Senior Preferred Stock and 7,470 shares of Junior Preferred Stock have been reserved for issuance pursuant to the exercise of stock options rolled over from the 1992 Stock Option Plan (herein referred to as the 1992 Plan) previously maintained by Royster-Clark. All options granted under the 1992 Plan were either cashed out at the merger consideration of $285 per share less the exercise price under the 1992 Plan or exchanged for an option to purchase 5.5 shares of common stock, 2.0 shares of Senior Preferred Stock and 1.1 shares of Junior Preferred Stock at the same exercise price as under the 1992 Plan. At December 31, 2002, the options described above are the only options vested and outstanding under the 1999 Plan. No options were issued or exercised during the years ended December 31, 2002, 2001 and 2000.

(16)    Technology Licensing Arrangement

During the current year, the Company entered into an exclusive license to use and market a new technology for approximately $4,100 over a 7-year period. Approximately $700 was paid in the current year with the remaining payments due in annual payments as follows: $700 in 2003, $800 in 2004, $900 in 2005 and $1,000 in 2006. The agreement extends automatically as long as certain minimums are met. As described in

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

(Dollars in thousands, except per share amounts)

note 2, the related asset is being amortized over the greater of the pattern in which economic benefits of the patent and technology licensing agreements are consumed or otherwise used up, or straight line over the estimated useful life of the agreement.

(17)    Environmental Matters

The Company is subject to a wide variety of federal, state and local environmental laws and regulations. The Company has been identified as a potentially responsible party concerning the release of certain hazardous substances at five locations. While the current law potentially imposes joint and several liability upon each party named as a potentially responsible party, the Company’s contribution to clean up these sites is expected to be limited, given the number of other companies which have also been named as potentially responsible parties and the nature and amount of cleanup involved. A number of the Company’s facilities have been evaluated as having excess nitrates, phosphorous, and pesticides in the surrounding soil or groundwater. In addition, several underground storage tanks have been removed or closed at some facilities and these sites have been evaluated for possible contamination. In total, cleanup of hazardous or potentially hazardous substances has been planned or is being performed at approximately 44 sites.

In connection with the 1999 acquisitions of AgriBusiness and Royster-Clark, the Company obtained indemnities for certain claims related to environmental matters that existed or arose prior to the acquisitions. The indemnities related to AgriBusiness are subject to a $4,500 deductible, an overall cap on all indemnities of approximately $27,000, and certain time limitations. The indemnities related to Royster-Clark, Inc. (predecessor company) are subject to a deductible of $2,000, certain time limitations, and an overall cap of $5,000 on all indemnities. In addition, Royster-Clark, Inc. (predecessor company) had obtained indemnities from Lebanon Chemical Corporation (LCC) for certain claims related to environmental matters that existed at sites acquired from LCC in December 1998. The Company also obtained indemnities from the former stockholder of Alliance for environmental conditions identified as of the date of acquisition.

The Company has recorded environmental liabilities at December 31, 2002 for the estimated cost of cleanup efforts of identified contamination or site characterization, which total $3,260, and are included in other long-term liabilities in the accompanying consolidated balance sheets. Actual cash expenditures during the years ended December 31, 2002 and 2001 were $222 and $179, respectively. These liabilities do not take into account any claims for recoveries from insurance or third parties and are not discounted. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainty in evaluating environmental exposures.

(18)    Commitments and Contingencies

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

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

(Dollars in thousands, except per share amounts)

majority of the products. The agreement automatically renews for subsequent periods of five years unless otherwise canceled by either party. In addition, the agreement specifies remedies available to the parties in the event of noncompliance, which include compensatory damages in the event of a failure to purchase (or supply) the required quantities of the covered products.

The Company has commitments to purchase various other fertilizer materials of approximately $10,086 during the year ending December 31, 2003.

(b)    Gas Contracts

During 2002, the Company entered into natural gas fixed-price and index-priced contracts, which were short-term in duration. These index-priced contracts committed the Company to quantities of natural gas (daily MMBTUs), which are denominated under a scheduled price associated with a natural gas index.

As a result of the purchase of IMC Nitrogen Company on April 22, 1999, the Company became the beneficial holder of rights, title and interests in certain natural gas leases in Canada. In July 2002, the Company sold its rights, title and interests in these beneficial holdings of natural gas resulting in a gain of approximately $1,270. In addition, in September 2002, the Company sold all its rights, title and interests in several fixed-priced natural gas contracts resulting in a gain of $623. The Company has received all amounts due under these sales agreements in 2002.

Subsequent to the sale of the fixed-price contracts described above, the Company purchases natural gas on the open market and is not engaged in any purchases using either fixed-price or index-priced contracts.

In December 2000, the Company sold all its rights, title and interests in several fixed-priced and index-priced natural gas contracts resulting in a gain of $9,648. The contract rights assigned were for periods from mid-December 2000, when the contracts were assigned, through October 31, 2001, with most of the quantities relating to the first quarter of 2001.

(c)    Employment Contracts

The Company has employment contracts with certain members of management. These employment agreements are terminable by the Company with or without cause. In the event that the employment agreements are terminated without cause and provided that executives comply with the confidentiality and non-competition covenants, they will be entitled to receive all payments as defined in the respective agreements. The contracts extend through April 2004 with an automatic one-year extension thereafter unless notice of intent not to renew is given, either by the Company or by the executive. If termination without cause had occurred as of December 31, 2002, the Company would have been required to pay approximately $2,107 to satisfy its obligations.

(d)    Legal and Regulatory Matters

From time to time, the Company has had claims asserted against it by regulatory agencies or private parties for environmental matters (see note 17) and has incurred obligations for investigation or remedial actions with respect to certain of such matters. In addition, the Company is subject to various claims and legal matters that have arisen in the ordinary course of its business. Although there can be

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

(Dollars in thousands, except per share amounts)

no assurance as to the ultimate disposition of these matters, it is the opinion of the Company’s management that any such claims asserted or obligations incurred to date will not result in a material adverse effect on the results of operations or financial position of the Company.

(19)    Condensed Financial Data of Guarantor Subsidiaries

As discussed further in note 12, the First Mortgage Notes are guaranteed on a full, unconditional and joint and several basis, by each of the following subsidiaries of Royster-Clark, including:

Royster-Clark Realty LLC

Royster-Clark Resources LLC

Royster-Clark AgriBusiness, Inc.

Royster-Clark AgriBusiness Realty LLC

Royster-Clark Nitrogen, Inc.

Alliance Fertilizer of Suffolk, Inc.

Seaboard Liquid Plant Food, Inc.

There are currently no restrictions on the ability of Royster-Clark to obtain funds from its guarantor subsidiaries through dividends or loans.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

(Dollars in thousands, except per share amounts)

The following tables present the condensed financial data of Royster-Clark and its guarantor subsidiaries as of and for the years ended December 31, 2002, 2001 and 2000.

As of and for the year ended December 31, 2002:

	Royster-Clark, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
Balance Sheet Data:
Current assets:
Cash	$42	940	—	982
Trade accounts receivable, net	—	98,575	(2,398)	96,177
Other receivables	4,369	51,545	(19,261)	36,653
Inventories	—	252,435	—	252,435
Prepaid expenses and other current assets	—	2,326	—	2,326
Deferred income taxes	9,206	—	—	9,206

Total current assets	13,617	405,821	(21,659)	397,779

Property, plant and equipment, net	11,028	171,239	—	182,267
Goodwill, net	12,012	4,528	—	16,540
Deferred income taxes	7,373	—	—	7,373
Deferred financing costs, net	8,400	—	—	8,400
Other assets, net	35	5,618	—	5,653
Investment in subsidiaries	377,754	—	(377,754)	—

Total assets	$430,219	587,206	(399,413)	618,012

Current liabilities:
Current installments of long-term debt	$—	172	—	172
Note payable	—	21,740	—	21,740
Customer deposits	—	57,200	—	57,200
Accounts payable	—	103,962	(21,659)	82,303
Accrued expenses and other current liabilities	7,983	19,552	—	27,535

Total current liabilities	7,983	202,626	(21,659)	188,950

Senior secured credit facility	143,121	—	—	143,121
10 1/4% First Mortgage Notes	200,000	—	—	200,000
Long-term debt, excluding current installments	—	201	—	201
Other long-term liabilities	465	8,998	—	9,463

Total liabilities	351,569	211,825	(21,659)	541,735

Stockholder’s equity:
Common stock	—	—	—	—
Additional paid-in capital	78,599	387,754	(377,754)	88,599
Accumulated other comprehensive loss	—	(644)	—	(644)
Retained earnings (accumulated deficit)	51	(11,729)	—	(11,678)

Total stockholder’s equity	78,650	375,381	(377,754)	76,277

Total liabilities and stockholder’s equity	$430,219	587,206	(399,413)	618,012

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

(Dollars in thousands, except per share amounts)

Statement of Operations Data:	Royster-Clark, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
Net sales	$4,012	969,897	(75,820)	898,089
Cost of sales	421	772,674	(56,598)	716,497

Gross profit	3,591	197,223	(19,222)	181,592
Selling, general and administrative expenses	1,186	178,281	(19,261)	160,206
Loss on disposal of property, plant and equipment, net	391	828	—	1,219

Operating income	2,014	18,114	39	20,167
Interest expense	(2,006)	(27,297)	—	(29,303)
Gain on sale of natural gas contracts	—	1,893	—	1,893

Income (loss) before income taxes	8	(7,290)	39	(7,243)
Income tax expense (benefit)	3	(2,646)	—	(2,643)

Net income (loss)	$5	(4,644)	39	(4,600)

Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$(53,975)	16,268	—	(37,707)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	164	2,216	—	2,380
Purchases of property, plant and equipment	—	(6,930)	—	(6,930)
Purchase of technology and patent licenses	—	(702)	—	(702)

Net cash provided by (used in) investing activities	164	(5,416)	—	(5,252)

Cash flows from financing activities:
Proceeds from senior secured credit facility	356,923	—	—	356,923
Payments on senior secured credit facility	(303,046)	—	—	(303,046)
Principal payments on long-term debt	(4)	(7,167)	—	(7,171)
Dividend to Royster-Clark Group, Inc.	(62)	—	—	(62)
Net decrease in customer deposits	—	(3,700)	—	(3,700)

Net cash provided by (used in) financing activities	53,811	(10,867)	—	42,944

Net decrease in cash	—	(15)	—	(15)
Cash, beginning of year	42	955	—	997

Cash, end of year	$42	940	—	982

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

(Dollars in thousands, except per share amounts)

As of and for the year ended December 31, 2001:

Balance Sheet Data:	Royster-Clark, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
Current assets:
Cash	$42	955	—	997
Trade accounts receivable, net	—	73,754	—	73,754
Other receivables	4,204	42,306	(22,129)	24,381
Inventories	—	211,257	(39)	211,218
Prepaid expenses and other current assets	356	1,890	—	2,246
Deferred income taxes	6,000	—	—	6,000

Total current assets	10,602	330,162	(22,168)	318,596
Property, plant and equipment, net	13,354	190,091	—	203,445
Goodwill, net	12,012	4,528	—	16,540
Deferred income taxes	7,161	—	—	7,161
Deferred financing costs, net	10,512	—	—	10,512
Other assets, net	75	1,922	—	1,997
Investment in subsidiaries	322,845	—	(322,845)	—

Total assets	$376,561	526,703	(345,013)	558,251

Current liabilities:
Current installments of long-term debt	$4	7,177	—	7,181
Customer deposits	—	60,900	—	60,900
Accounts payable	—	108,411	(22,129)	86,282
Accrued expenses and other current liabilities	8,116	18,564	—	26,680

Total current liabilities	8,120	195,052	(22,129)	181,043

Senior secured credit facility	89,244	—	—	89,244
10 1/4% First Mortgage Notes	200,000	—	—	200,000
Long-term debt, excluding current installments	—	363	—	363
Other long-term liabilities	490	5,528	—	6,018

Total liabilities	297,854	200,943	(22,129)	476,668

Stockholder’s equity:
Common stock	—	—	—	—
Additional paid-in capital	78,599	332,845	(322,845)	88,599
Retained earnings (accumulated deficit)	108	(7,085)	(39)	(7,016)

Total stockholder’s equity	78,707	325,760	(322,884)	81,583

Total liabilities and stockholder’s equity	$376,561	526,703	(345,013)	558,251

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

(Dollars in thousands, except per share amounts)

Statement of Operations Data:	Royster-Clark, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
Net sales	$4,204	1,016,814	(67,228)	953,790
Cost of sales	423	802,210	(46,723)	755,910

Gross profit	3,781	214,604	(20,505)	197,880
Selling, general and administrative expenses	954	192,912	(20,698)	173,168
Expenses related to Agro acquisition	—	4,163	—	4,163
Loss on disposal of property, plant and equipment, net	405	507	—	912

Operating income	2,422	17,022	193	19,637
Interest expense	(2,414)	(32,481)	—	(34,895)
Gain on insurance settlement	—	1,856	—	1,856

Income (loss) before income taxes	8	(13,603)	193	(13,402)
Income tax expense (benefit)	3	(4,526)	—	(4,523)

Net income (loss)	$5	(9,077)	193	(8,879)

Statement of Cash Flows Data:
Net cash provided by operating activities	$46,620	19,594	—	66,214

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	139	1,903	—	2,042
Purchases of property, plant and equipment	—	(13,812)	—	(13,812)

Net cash provided by (used in) investing activities	139	(11,909)	—	(11,770)

Cash flows from financing activities:
Proceeds from senior secured credit facility	349,264	—	—	349,264
Payments on senior secured credit facility	(395,976)	—	—	(395,976)
Proceeds from long-term debt	—	256	—	256
Principal payments on long-term debt	(47)	(78)	—	(125)
Net decrease in customer deposits	—	(7,279)	—	(7,279)

Net cash used in financing activities	(46,759)	(7,101)	—	(53,860)

Net increase in cash	—	584	—	584
Cash, beginning of year	42	371	—	413

Cash, end of year	$42	955	—	997

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

(Dollars in thousands, except per share amounts)

For the year ended December 31, 2000:

Statement of Operations Data:	Royster-Clark, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
Net sales	$4,106	985,430	(75,684)	913,852
Cost of sales	498	782,151	(54,193)	728,456

Gross profit	3,608	203,279	(21,491)	185,396
Selling, general and administrative expenses	1,288	183,199	(21,259)	163,228
Loss on disposal of property, plant and equipment, net	43	573	—	616

Operating income	2,277	19,507	(232)	21,552
Interest expense	(2,269)	(35,732)	—	(38,001)
Gain on sale of natural gas contracts	—	9,648	—	9,648

Income (loss) before income taxes	8	(6,577)	(232)	(6,801)
Income tax expense (benefit)	2	(2,043)	—	(2,041)

Net income (loss)	$6	(4,534)	(232)	(4,760)

Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$(43,792)	28,704	—	(15,088)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	159	350	—	509
Purchases of property, plant and equipment	—	(18,082)	—	(18,082)
Acquisitions, net of cash acquired	—	(26,600)	—	(26,600)

Net cash provided by (used in) investing activities	159	(44,332)	—	(44,173)

Cash flows from financing activities:
Proceeds from senior secured credit facility	410,166	—	—	410,166
Payments on senior secured credit facility	(366,756)	—	—	(366,756)
Principal payments on long-term debt	(79)	(4,139)	—	(4,218)
Net increase in customer deposits	—	15,812	—	15,812

Net cash provided by (used in) financing activities	43,331	11,673	—	55,004

Net decrease in cash	(302)	(3,955)	—	(4,257)
Cash, beginning of year	344	4,326	—	4,670

Cash, end of year	$42	371	—	413

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

(Dollars in thousands, except per share amounts)

(20)    Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments at December 31, 2002 and 2001. FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

Cash, trade accounts receivable, other receivables, notes receivable, short-term note payable, accounts payable, customer deposits, and accrued expenses: The carrying amounts approximate fair value because of the short maturity of those instruments.

Long-term debt:    The fair value of the Company’s long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturity by the Company’s bankers. Based on these criteria, the carrying amounts approximate fair value.

Senior secured credit facility:    The carrying amount of the Company’s senior secured credit facility approximates fair value due to the variable interest rate charged, as well as changes in the rate charged based on the Company’s leverage.

First Mortgage Notes:    The fair value of the Company’s first mortgage notes at December 31, 2002 was $154,000 based on publicly available trade information near December 31, 2002.

(21)    Derivative Instruments and Hedging Activities

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

The Company periodically enters into grain option contracts for a portion of its anticipated purchases to hedge the price risk associated with fluctuations in market prices. The option contracts limit the unfavorable effect that price increases will have on grain purchases.

Changes in the fair value of grain future contracts are reported in cost of sales.

For the years ended December 31, 2002 and 2001, the Company recognized $193 and $532, respectively, in net gains, which represented the total planned and unplanned ineffectiveness of commodity fair value hedges.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

(Dollars in thousands, except per share amounts)

(22)    Significant Transactions

(a)    Expenses related to Agro Acquisition

The Company entered into a purchase agreement to acquire certain assets of Agro Distribution, LLC (Agro) on June 14, 2001. The Company and Agro could not reach agreement on certain key elements of the proposed transaction and terminated the purchase agreement on October 17, 2001. The Company incurred costs associated with the acquisition of $4,163 for legal, accounting and other direct costs associated with the proposed acquisition. With the termination of the transaction, these costs yield no future benefit and were written off during the fourth quarter of 2001. These expenses are included in “expenses related to Agro acquisition” in the accompanying consolidated statements of operations.

(b)    Fourth Quarter Sale

In the fourth quarter of 2002, the Company entered into an agreement for the sale of specialty seed and related technology in the amount of $9,000.

(23)    Quarterly Financial Information—Unaudited

The following table sets forth certain items from our unaudited statements of operations for each quarter of 2002 and 2001. The unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter ended
	March 31	June 30	September 30	December 31
2002:
Net sales	$157,947	470,511	125,382	144,249
Gross profit	22,826	98,595	25,368	34,803
Operating income (loss)	(16,944)	56,248	(12,264)	(6,873)
Net income (loss)	(14,947)	30,319	(11,026)	(8,946)

	Quarter ended
	March 31	June 30	September 30	December 31
2001:
Net sales	$166,097	534,633	120,454	132,606
Gross profit	27,848	112,221	22,673	35,138
Operating income (loss)	(15,846)	62,794	(16,436)	(10,875)
Net income (loss)	(15,545)	32,808	(15,658)	(10,484)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information about our executive officers and directors.

Name	Age	Position
Francis P. Jenkins, Jr.	60	Chairman of the Board and Chief Executive Officer
G. Kenneth Moshenek	51	President and Chief Operating Officer
Paul M. Murphy	58	Chief Financial Officer
Randolph G. Abood	52	Director
Charles E. Corpening	37	Director
Thomas F. McWilliams	59	Director

FRANCIS P. JENKINS, JR. is the Chairman of the Board and Chief Executive Officer of Royster-Clark, and has been Chairman and Chief Executive Officer of Royster-Clark Group since January 1999. From 1994 to 1999, Mr. Jenkins served as Chairman of the Board and Chief Executive Officer of Royster-Clark. From 1992 until 1994, Mr. Jenkins served as a director and Chairman of the Audit Committee for Royster-Clark. From 1988 to 1992, he served as Chairman of the Board of Royster-Clark. From 1979 to 1988, Mr. Jenkins was employed by The First Boston Corporation where he was one of the four members of the Executive Committee, co-managed First Boston’s Equity Capital Investments and was the Principal Financial Officer. Prior to that position, he had responsibility for all security sales, trading and research, as well as holding positions as a Managing Director and a member of the Management Committee. Mr. Jenkins currently serves on the Board of Trustees of Babson College, as the Chairman of its Alumni and Development Committee and as a member of the Executive Committee of the Board.

G. KENNETH MOSHENEK is the President and Chief Operating Officer of Royster-Clark. Mr. Moshenek has served as President of Royster-Clark since December 1997, has served as Chief Operating Officer since 1995 and was a director from August 1997 until April 1999. From August 1997 until April 1999 he served as Chief Investment Officer of Royster-Clark. Prior to that he held several positions during his tenure with Royster-Clark including Senior Vice President of Sales and Marketing, from September 1994 until July 1995, Vice President and Divisional Sales Manager from 1992 until September 1994 and a Division Manager from 1990 to 1992. Mr. Moshenek joined W.S. Clark & Sons, Inc. in 1981. Mr. Moshenek started his career in the fertilizer industry in 1976 when he joined Smith Douglass, Inc., a division of Borden. Mr. Moshenek currently serves on the Board of Directors of The Fertilizer Institute and is a member of the Board’s Executive Committee. He also serves as a member of the Board of Directors of the Foundation for Agronomic Research and holds board seats with other industry-related associations.

PAUL M. MURPHY is the Chief Financial Officer of Royster-Clark. In August 2002 Mr. Murphy was appointed Chief Financial Officer after the resignation of Walter R. Vance as Managing Director—Finance. Mr. Murphy has eleven years experience with Royster-Clark serving as Managing Director—Financial Planning (1999-2002), Vice President—Planning and Analysis and Secretary (1996-1999) and earlier as a Divisional Controller and in other administrative capacities. Mr. Murphy is a Phi Beta Kappa graduate of Dartmouth College and holds advanced degrees from Harvard University and from the University of Madrid, Spain. He began his business career in 1969 at General Electric where, after graduation from the Financial Management Program and service on the corporate audit staff, he rose to become the lead finance and accounting manager for GE’s Information Services business in Europe. In 1975 Mr. Murphy was awarded the Certificate in Management Accounting (CMA) by the Institute of Management Accounting. From 1981 until 1983, Mr. Murphy served as European Controller for Mohawk Data Sciences based in Brussels and from 1983 through 1987 he was CFO at XTEC Computer Systems based at Eindhoven in the Netherlands. From 1987 until he joined Royster-Clark in 1992, Mr. Murphy worked as a free-lance consultant and software developer and served as the CFO at a start-up specialty food company.

RANDOLPH G. ABOOD is a Director of Royster-Clark and has been a Director of Royster-Clark Group since January 1999. Mr. Abood is a self-employed attorney, and from 1994 until 1998, Mr. Abood served as General Counsel for Royster-Clark. From 1976 until 1996, Mr. Abood practiced law with the firm of Satterlee Stephens Burke & Burke LLC and its predecessor firm. He became a partner of the firm in 1983 and head of its tax department. Mr. Abood is also the manager and owner of The Ninigret Group, L.C., a Utah limited liability company that develops, constructs and co-owns real estate, including Ninigret Park, a 585 acre business park in Salt Lake City. Mr. Abood also serves on the Board of Directors of Equity Oil Company, which stock is traded through NASDAQ, and is President and Director of the Cliff Club Owners Corporation of Snowbird, Utah.

CHARLES E. CORPENING is a Director of Royster-Clark and has been a Director of Royster-Clark Group since March 2000. Mr. Corpening is a Partner with CitiGroup Venture Capital Equity Partners, L. P. since 2001. He has also serves as vice president of Citicorp Venture Capital Ltd. (“CVC”) since 1994. Prior to joining CVC, Mr. Corpening was with Roundtree Capital Corporation, a private investment firm, the Rockefeller Group and the investment-banking department of Paine Webber, Inc. Mr. Corpening serves on the board of directors of Fasten Tech Inc., MSX International, Inc. and Pursell Industries, Inc.

THOMAS F. McWILLIAMS is a Director of Royster-Clark and has been a Director of Royster-Clark Group since January 1999. Mr. McWilliams is a Managing Director of Citicorp Venture Capital Ltd. and has served on its Investment Committee since 1984. He is also a Vice President and a member of the Investment Committee for 399 Venture Partners, Inc. He serves on the Boards of Ergo Science and MMI Products, Inc., along with various other companies which have no public securities outstanding. Mr. McWilliams served as a director of Rax Restaurants when it filed for bankruptcy in 1996.

Other key employees include:

Name	Age	Position
Max Baer	70	Sr. Managing Director, International
Kenneth W. Carter	57	Managing Director, Human Resources
John Diesch	45	Managing Director, Nitrogen Division
Joel F. Dunbar	54	Managing Director, Controller
Gary L. Floyd	48	Managing Director, Crop Protection and Seed
Michael J. Galvin	39	Managing Director, Credit and Farm Financing
Larry D. Graham	50	Managing Director, Rainbow Manufacturing
Greg Hutchison	45	Managing Director, Logistics
Robert L. Paarlberg	57	Managing Director, Information Technology
R. Macon Parker III	55	Managing Director, Asset Allocation
J. Billy Pirkle	41	Managing Director, Environmental, Health and Safety
Robert M. Rainey	43	Managing Director, Sales and Marketing Western Division
Brad Rivers	38	Managing Director, Sales and Marketing Central Division
Randy Springs	52	Managing Director, Sales and Marketing Eastern Division
Michelle J. Weathers	47	Managing Director, Materials Purchasing

MAX BAER is the Senior Managing Director- International. From July 2001 to the summer of 2002 Mr. Baer served as Senior Managing Director-Materials Purchasing. From 1999 to July 2001 he was served as Managing Director-Materials Purchasing. From 1995 until 1999, Mr. Baer served as Vice President of Materials Purchasing for Royster-Clark and as a director of Royster-Clark from 1997 to 1999. From 1992 until 1995, he served as Chief Purchasing Officer where he assumed leadership of Royster-Clark’s fertilizer materials procurement and conducted its international trading activities. Mr. Baer has worked in the fertilizer industry for 40 years.

KENNETH W. CARTER is the Managing Director of Human Resources. From 1997 to 1999, Mr. Carter served as the Vice President of Human Resources for AgriBusiness. Prior to joining AgriBusiness, he served as

Vice President of Human Resources from 1994 until 1997 for Sunbeam Outdoor Products and from 1990 to 1994 served as the Vice President of Human Resources for Material Handling Systems, Inc. (a division of Litton Industries, Inc.).

JOHN DIESCH is the Managing Director, Nitrogen Division. From 1998 to 1999, Mr. Diesch served as the Vice President and General Manager of Nitrogen Production and Distribution for AgriBusiness. He also served as the Manager for the Cincinnati, Ohio Nitrogen Plant and Nitrogen Terminals from 1996 until 1998 and joined Vigoro Industries, Inc. in 1991 as the Cincinnati, Ohio Plant Manager. Prior to joining Vigoro Industries, Inc., Mr. Diesch held several positions in the chemical industry, including Plant Manager, Production Manager and Process Engineer. Mr. Diesch currently serves on the board of directors and treasurer of the Dubuque Area Labor Management Council.

JOEL F. DUNBAR is the Managing Director, Controller. Mr. Dunbar was promoted to managing director in December 2002. From 1999 to 2002 Mr. Dunbar served as controller for Royster-Clark. Prior to joining Royster-Clark, Mr. Dunbar served as Controller for AgriBusiness from 1992 to 1999. Prior to 1992, he has held varying management and accounting positions with AgriBusiness and its predecessors. Mr. Dunbar began his career in public accounting with Arthur Andersen.

GARY L. FLOYD is the Managing Director of Crop Protection and Seed. From 1992 to 1999, Mr. Floyd managed Royster-Clark’s Crop Protection business and served as the Vice President of Crop Protection and Seed from 1997 to 1999. He also served as a District Manager from 1990 to 1992 and Manager of Planning and Development, Crop Protection from 1987 until 1990. Mr. Floyd began his career in the fertilizer and crop protection products industry as a North Carolina Agricultural Extension Agent in 1980 and joined Ciba-Geigy’s agricultural division in 1984 as a Sales Representative. Mr. Floyd is Past President of the North Carolina Crop Protection Association and a member of the Southern and Midwest Crop Protection Association.

MICHAEL J. GALVIN is the Managing Director of Credit and Farm Financing. From 1996 until 1999, Mr. Galvin served as Vice President and General Credit Manager of Royster-Clark. Prior to 1996, Mr. Galvin was a Vice President and Regional Market Manager for Centura Bank. Mr. Galvin began his career in 1985 as a national bank examiner with the Comptroller of the Currency’s office. Mr. Galvin has over 14 years experience in banking and credit. He is currently a member of the National Association of Credit Managers Atlantic Agricultural Conference.

LARRY D. GRAHAM is the Managing Director of Rainbow Production. From 1996 until 1999, Mr. Graham was employed by AgriBusiness first serving as Senior Vice President with the Rainbow Division and then Senior Vice President—Sales. From 1994 until 1996, he served as General Manager—Rainbow. Prior to 1994, he has served in various sales and sales management positions of increasing responsibilities with IMC Global, including Vice-President and General Manager, Area Manager, Area Sales Manager and Sales Supervisor. Currently Mr. Graham is a director of the Fertilizer Industry Round Table.

GREG HUTCHISON is the Managing Director of Logistics. Mr. Hutchison joined Royster-Clark in January 2000. From 1994 to 1999, Mr. Hutchison served as the Manager of Logistics with Hydro-Agri North America in Tampa, Florida. From 1981 to 1994 Mr. Hutchison worked for Shipyard River Terminal in Charleston, South Carolina.

ROBERT L. PAARLBERG is the Managing Director of Information Technology. From 1997 to 1999, Mr. Paarlberg served as Director of Information Systems for AgriBusiness. From 1979 to 1997, he held various management and technical positions with AgriBusiness and its predecessors, including Infrastructure Architect, Manager of Financial Systems, Manager of Microcomputer and Telecommunication Development and Senior Analyst. He has served on advisory boards to a number of technology publications.

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

ROBERT M. RAINEY is the Managing Director of Sales and Marketing for the Western Division. From April 1999 to August 2000 Mr. Rainey served as Director of Sales in Illinois and Indiana. He served as Marketing Manager for AgriBusiness from 1996 to 1999. From 1985–1996 he served with AgriBusiness in varying management and sales positions ranging from Wholesale Account Executive to Farmarket Manager to EHS Coordinator. Mr. Rainey began his career in 1982 as Agronomy manager with Cargill, Inc. in Northern Indiana. Mr. Rainey also serves on the Board of Directors for the Agricultural Retailers Association.

BRAD RIVERS is the Managing Director of Sales and Marketing for the Central Division. From April 1999 to August 2000, he served as Director of Sales for the Southern Ohio Region. He served as Marketing Manager for AgriBusiness from 1994 to 1999. Mr. Rivers began his career in 1982 working in various positions of increasing sales responsibility with Mid Ohio Chemical Company until acquired by AgriBusiness in 1994.

RANDY SPRINGS is the Managing Director Sales and Marketing, Eastern Division. In 2000, Mr. Springs was promoted from Director of Sales for the state of South Carolina and the southeastern region of North Carolina, to his current position. From 1997 until 1999, he served as Sales Director for South Carolina. Mr. Springs joined Royster Company (previous to the merger of Royster Company and W.S. Clark, Inc.) in 1979, serving as a retail location manager in Hemingway, South Carolina, until his promotion in 1997 to Sales Director.

MICHELLE J. WEATHERS is the Managing Director of Materials Purchasing. In July 2001, Ms. Weathers was promoted from Buyer—Materials to her current position where she had served from January of 2000 until July of 2001. Ms. Weathers served as Account Manager for Indiana for AgriBusiness from 1997 until January 2000. In 1997 when AgriBusiness purchased Hutson Co., Inc. she had served as Sales Supervisor of Northern Region since 1987.

ITEM 11.    EXECUTIVE COMPENSATION.

The directors do not receive any compensation for their services as directors or for expenses incurred attending meetings. Directors are elected annually to serve until the next annual meeting or until their successors have been elected and qualified. The stockholders have entered into stockholders’ agreement governing the election of directors. The following table summarizes the compensation paid or accrued for the fiscal year ended December 31 to our executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary $	Bonus $	Other Annual Compensation $ (1)	All Other Compensation $ (2)
Francis P. Jenkins, Jr., Chairman and Chief Executive Officer	2002 2001 2000	499,990 499,990 499,990	200,000 200,000 140,000	— — —	51,800 51,800 101,800	(3) (3) (3)

G. Kenneth Moshenek, President and Chief Operating Officer	2002 2001 2000	349,981 349,981 349,981	75,000 75,000 100,000	— — —	— — —

Paul M. Murphy, Chief Financial Officer	2002 2001 2000	160,577 144,168 115,000	40,000 40,000 25,000	— — —	— — —

Walter R. Vance, (4)	2002	113,338	40,000	—	316,004
Managing Director, Finance	2001	170,007	40,000	—	—
	2000	170,007	47,500	—	—

(1)	The aggregate amount of other annual compensation in such fiscal year did not exceed the applicable threshold for disclosure except as note in note 3.

(2)	Includes employer provided group term life insurance available to all employees. Mr. Jenkins and Mr. Vance have additional items noted in notes 3 and 4 described below. Except where noted, the aggregate amount of All Other Compensation for the named executives did not exceed the applicable threshold for disclosure.

(3)	Includes $50,000 paid in 2002 and 2001 and $100,000 paid in 2000 for a life insurance policy described below. The payment of $100,000 in 2000 represented the life insurance policy cost for 2000 and 1999. No payment was made in 1999.

(4)	Mr. Vance resigned all positions with the Company on August 22, 2002. Salary includes payments through August 31, 2002. All other compensation in 2002 includes $314,464 in payments prescribed under the severance agreement and group term life insurance.

Employment Agreements

In 1999 Mr. Jenkins entered into an employment agreement with the Company’s parent, Royster-Clark Group, and with the Company, to serve as Chief Executive Officer (“CEO”). The agreement provides for an annual base salary of $499,990, subject to annual merit increases as determined by the Royster-Clark Group Board of Directors.

In addition to the annual base salary, Mr. Jenkins will be entitled to:

•	participate in an annual performance bonus plan based on individual criteria and/or executive incentive programs to be determined from time to time by the Royster-Clark Group Board of Directors and

•	receive standard company benefits provided to executive officers from time to time.

In addition to standard company benefits, Royster-Clark Group has agreed to provide up to $50,000 per year to Mr. Jenkins to obtain a life insurance policy for the benefit of his wife and family.

The term of Mr. Jenkins’s agreement is five years subject to automatic renewal for successive one-year terms unless, in each case, either the executive or the Company gives prior notice of non-renewal.

The employment agreement is terminable by Royster-Clark Group with or without cause. In the event that the employment agreement is terminated without cause and provided that Mr. Jenkins complies with the confidentiality and non-competition covenants, he will be entitled to receive all payments due as base salary during the remainder of his employment contract term. Mr. Jenkins is subject to a non-competition covenant during the term of his agreement and continues for two years after his agreement expires in April of 2004.

In 2000, Mr. Moshenek finalized an employment agreement with the Company. Mr. Moshenek is to serve as President and Chief Operating Officer. The agreement for Mr. Moshenek provides for an annual base salary of $350,000, subject to annual merit increases as determined by the CEO of the Company.

In addition to the annual base salary, Mr. Moshenek will be entitled to:

•	Participate in an annual performance bonus plan based on individual criteria and/or executive incentive programs to be determined from time to time by the Company, its Board of Directors or Royster-Clark Group Inc. and

•	Receive standard company benefits provided to executive officers from time to time.

The term of Mr. Moshenek’s agreement expires in April of 2004, subject to automatic renewal for successive one-year terms unless, in each case, either the executive or the Company gives prior notice of non-renewal.

The employment agreement is terminable by the Board of Directors with or without cause. In the event that the employment agreement is terminated without cause and provided that Mr. Moshenek complies with the confidentiality and non-competition covenants, he will be entitled to receive all payments due as base salary during the remainder of his employment contract term. He is subject to a non-competition covenant during the term of the agreement and continues for one year after his agreement expires in April 2004.

Mr. Murphy signed an employment agreement with the Company in December 1999. At the time of the signing of Mr. Murphy’s agreement, he was to serve as Managing Director of Financial Planning. The provisions and terms of the agreement mirrors the provisions of Mr. Moshenek’s described above except that Mr. Murphy’s agreement provides for an annual base salary of $115,000 subject to annual merit increases.

On August 22, 2002 the Company and Mr. Vance entered into a separation agreement which terminated his employment agreement which was entered into in 1999. Mr. Vance has ceased to be a Managing Director, chief accounting officer and treasurer of the Company and Royster-Clark Group, Inc. The separation agreement provides for payments through August 2005 and includes non-interference and noncompetition convenants.

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

1999 Restricted Stock Purchase and Option Plan

Upon the acquisition of the Company by RCG, RCG created the 1999 Restricted Stock Purchase and Option Plan (herein referred to as the 1999 Plan). Under the terms of the 1999 Plan, 200,000 shares of RCG common stock have been reserved for issuance in the form of restricted share grants to current and future employees of RCG or Royster-Clark. Shares issued under the 1999 Plan are subject to certain restrictions on transfer of shares including the right of Royster-Clark Group to repurchase shares upon termination of a stockholder’s employment prior to the fifth anniversary of the closing, at a formula price. During the year ended December 31, 2000, 180,000 common stock shares were issued under this plan at a price equal to the fair value at date of grant. No common shares were issued under this plan during the years ended December 31, 2002 and 2001. During the year ended December 31, 2002, 17,500 shares were redeemed in connection to the resignation of Mr. Walter R. Vance, former chief accounting officer.

In addition, 35,820 shares of Common Stock, 13,290 shares of Senior Preferred Stock and 7,470 shares of Junior Preferred Stock have been reserved for issuance pursuant to the exercise of stock options rolled over from the 1992 Stock Option Plan (herein referred to as the 1992 Plan) previously maintained by Royster-Clark. All options granted under the 1992 Plan were either cashed out at the merger consideration of $285 per share less the exercise price under the 1992 Plan or exchanged for an option to purchase 5.5 shares of Common Stock, 2.0 shares of Senior Preferred Stock and 1.1 shares of Junior Preferred Stock at the same exercise price as under the 1992 Plan. At December 31, 2002, the options described above are the only options vested and outstanding under the 1999 Plan. No options were issued or exercised during the years ended December 31, 2002, 2001 and 2000.

Stock Options

The following table lists as of December 31, 2002, the number of shares of common and preferred stock underlying options held by the named executive officers and the value of unexercised in-the-money options:

	Shares Acquired on Exercise	Value Realized	Number of Shares of
			Common Stock Underlying		Value of Unexercised
			Unexercised Options		In-The-Money Options (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Francis P. Jenkins, Jr.	—	—	—	—	$—	—
G. Kenneth Moshenek
Class A Common Stock	—	—	17,792	—	—	—
Series A Preferred Stock	—	—	6,612	—	—	—
Series B Preferred Stock	—	—	3,715	—	—	—
Aggregate value of securities	—	—	—	—	$475,764	—
Paul M. Murphy	—	—	—	—	$—	—
Walter Vance
Class A Common Stock	—	—	4,720	—	—	—
Series A Preferred Stock	—	—	1,753	—	—	—
Series B Preferred Stock	—	—	986	—	—	—
Aggregate value of securities	—	—	—	—	$119,250	—

(1)	Because there is no public market for the Company’s stock, management has used the original exercise prices to determine the value of the unexercised in-the-money options. However, there can be no assurance that this methodology accurately reflects the intrinsic value of such options.

Board of Directors Interlocks and Insider Participation

No director has any direct or indirect material interest in or relationship with the Company other than stockholdings as set forth below in “Item 12, Security Ownership of Beneficial Owners and Management” and as related to their position a director. No officer or other employee of the Company served on the board of directors of any other entity, where any officer or director of such entity also served on Company’s Board.

Board Committees

The Company has no Audit, Nominating or Compensation Committees. The Board of Directors (“Board”) as a whole performs the functions of such Committees.

Report on Executive Compensation

Management presented a proposal for the Board to evaluate concerning executive compensation during 2001. The Board has not made a decision concerning this issue during 2002. In the absence of a governing policy, the Board determined compensation for the chief executive officer by taking into consideration Mr. Jenkins’ contribution to the management of the Company and to persons with comparable experience and responsibilities. Mr. Jenkins, in his capacity as the Chief Executive Officer, was the sole executive officer who participated in the deliberations on executive compensation.

ITEM 12.    SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS.

Principal Shareholders

All of the outstanding capital stock of the Company is owned by Royster-Clark Group. The following table provides information about the beneficial ownership of the Royster-Clark Group common and preferred stock as of the December 31, 2002 by (1) each person or entity who owns five percent or more of the common or preferred stock, (2) each of our directors who is a stockholder, (3) our Chief Executive Officer and the other executive officers named in “ITEM 11 Executive Compensation” above who are stockholders, and (4) all of our directors and executive officers as a group.

	Number and Percent of Shares
	Royster-Clark Group Common Stock						Royster-Clark Group Preferred Stock
Name and Address of Beneficial Owners	Class A (1)			Class B (2)			Series A			Series B
	Number		Percent	Number		Percent	Number		Percent	Number		Percent
399 Venture Partners, Inc (3) 399 Park Avenue New York, New York 10043	299,761		32.3%	1,025,514		83.3%	395,104		63.7%	—		0.0%

CCT Partners VI, L.P. (3)	52,899		5.7%	180,973		14.7%	69,724		11.2%	—		0.0%
399 Park Avenue
New York, New York 10043

Francis P. Jenkins, Jr. c/o Royster-Clark, Inc. 1251 Avenue of the Americas Suite 900 New York, New York 10020	355,638		38.4%	—		0.0%	110,032		17.7%	62,114		75.4%

G. Kenneth Moshenek	59,727	(4)	6.4%	—		0.0%	7,309	(4)	1.2%	4,108	(4)	5.0%
c/o Royster-Clark, Inc.
999 Waterside Drive Suite 800
Norfolk, Virginia 23510

Paul M. Murphy c/o Royster-Clark, Inc. 999 Waterside Drive Suite 800 Norfolk, Virginia 23510	10,000		1.1%	—		0.0%	—		0.0%	—		0.0%

Thomas F. McWilliams	355,596	(5)	38.4%	1,216,532	(5)	98.8%	468,698	(5)	75.5%	—		0.0%
c/o 399 Venture Partners, Inc.
399 Park Avenue
New York, New York 10043

Charles E. Corpening c/o 399 Venture Partners, Inc. 399 Park Avenue New York, New York 10043	352,843	(6)	38.1%	1,207,115	(6)	98.0%	465,070	(6)	75.0%	—		0.0%

Randolph G. Abood	35,925	(7)	3.9%	—		0.0%	9,467	(7)	1.5%	5,333	(7)	6.5%
c/o Royster-Clark, Inc.
1251 Avenue of the Americas Suite 900
New York, New York 10020

All directors and executive officers as a group (6 persons)	817,069		88.2%	1,217,160		98.8%	595,748		96.0%	71,555		86.9%

(1)	All percentages do not give effect to the shares of Royster-Clark Group Class A issuable upon conversion of Royster-Clark Group Class B Common Stock. See “ —Royster-Clark Group Common Stock.”
(2)	Does not include shares of Royster-Clark Group Class B Common Stock issuable upon conversion of Royster-Clark Group Class A Common Stock. See “ —Royster-Clark Group Common Stock.”
(3)	The general partner of CCT Partners VI, L.P. is the chairman of 399 Venture Partners, Inc.
(4)	Includes 17,792 shares of Common Stock, 6,612 shares of Series A and 3,715 shares of Series B Preferred Stock subject to options that are currently exercisable.
(5)	Includes the following: a) shares of Class A and B Common and Series A Preferred stock of Royster-Clark Group owned by 399 Venture Partners, Inc., of which Mr. McWilliams is a managing director, all of which Mr. McWilliams disclaims beneficiary ownership; b) shares of Class A and B Common and Series A Preferred stock of Royster-Clark Group owned by CCT Partners VI, L.P., of which Mr. McWilliams is a limited partner without the power to dispose of the securities; c) 2,936 shares of Class A and 10,045 shares of Class B Common stock owned by Alchemy, L.P. of which Mr. McWilliams is the general partner with the power to vote and dispose of the securities and d) 3,870 shares of Series A Preferred stock owned by the Thomas F. McWilliams Flint Trust, Jeanne Blasberg, Trustee, of which Mr. McWilliams is beneficiary and has the limited ability to dispose of the stock.
(6)	Includes the following: a) shares of Class A and B Common and Series A Preferred stock of Royster-Clark Group owned by 399 Venture Partners, Inc., of which Mr. Corpening is a vice president, all of which Mr. Corpening disclaims beneficiary ownership and b) shares of Class A and B Common and Series A Preferred stock of Royster-Clark Group owned by CCT Partners VI, L.P., of which Mr. Corpening is a limited partner without the power to dispose of the securities.
(7)	Includes 13,308 shares of Common Stock, 4,925 shares of Series A and 2,769 shares of Series B Preferred Stock subject to options that are currently exercisable and 232 shares of Series B Preferred Stock owned by Ninigret Foundation, Inc. of which Mr. Abood is a member of its board of directors and has the right to vote these shares.

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

In addition to the common stock and preferred stock, 399 Ventures holds a $10 million subordinated note of Royster-Clark Group that does not require cash interest payments. The total number of shares of Royster-Clark Group preferred stock outstanding as of the recapitalization the Company on April 1, 1999 and as of December 31, 2002 was approximately 682,014 shares.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14.    CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this report, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Annual Report on Form 10-K has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART IV

ITEM 15.    EXHIBITS AND REPORTS ON FORM 8-K

(a) (1)    Financial statements:

The following consolidated financial statements are included in Part II, Item 8, of this Form 10-K:

Independent	Auditors’ Report
Consolidated	Balance Sheets as of December 31, 2002 and 2001
Consolidated	Statements of Operations for the Years ended December 31, 2002, 2001 and 2000
Consolidated	Statements of Stockholder’s Equity for the Years ended December 31, 2002, 2001 and 2000
Consolidated	Statements of Cash Flows for the Years ended December 31, 2002, 2001 and 2000

      (2)    Financial Statement Schedules:

Financial statement schedules required to be included in this report are shown in Schedule II attached or in the financial statements and notes thereto included in Item 8 of this report or have been omitted because they are not applicable.

      (3)    Exhibits:

3.01	Restated Certificate of Incorporation of the Company. †
3.02	Certificate of Amendment of Restated Certificate of Incorporation of the Company. †
3.03	Amended and Restated Bylaws of the Company. †
4.01	Indenture dated as of April 22, 1999 by and among the Company, the Guarantors, and the United States Trust Company of New York, as Trustee. †
4.02	Form of 10 1/4% First Mortgage Note Due 2009 (Included in Exhibit 4.01)†
10.01

Credit Agreement dated as of April 22, 1999 by and among the Company, the Guarantors, various lenders, DLJ Capital Funding, as arranger and syndication agent, J.P. Morgan Securities Inc., as documentation agent and U.S. Bancorp Ag Credit, Inc., as administrative agent. †

10.02	Purchase Agreement dated April 15, 1999 among the Company, the Guarantors and the Initial Purchasers. †
10.03	Supply Agreement dated as of April 22, 1999 among IMC Kalium Ltd., IMC-Agrico Company and the Company. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. †
10.04	Company Employee Savings and Investment Plan. †
10.05	Royster-Clark Group, Inc. 1999 Restricted Stock Purchase and Option Plan. †
10.06	Employment Agreement dated as of April 22, 1999 by and among Francis P. Jenkins, Jr., Royster-Clark Group, Inc. and Royster-Clark, Inc. †
10.07	Master Conveyance Agreement dated as of April 22, 1999 by and among IMC Global Inc., the Vigoro Corporation, the Company and the United States Trust Company of New York. †
10.08	Master Conveyance Agreement dated as of April 22, 1999 by and among IMC Global Inc., the Vigoro Corporation, the Company and the United States Trust Company of New York. †
10.09

Agreement for the Sale and Purchase of Assets among Royster-Clark, Inc. (“RCI”), American Crop Services, Inc. (“ACS”) and Chickasaw Chemical Company, Inc. (“CCC”) dated as of January 27, 2000, as amended by an amendment to Asset Purchase amended by an Amendment to Asset Purchase Agreement among RCI, Royster-Clark Resources LLC, ACS and CCC dated February 16, 2000. †

10.10

Form of Stock Purchase Agreement among Royster-Clark Resources, LLC, as Buyer, and the persons and entities identified therein as Sellers, for the Shares of Alliance Agronomics, Inc. dated as of March 17, 2000. †

10.11	Form of Purchase Agreement between Royster-Clark Resources, LLC and G. Waddy Garrett dated March 17, 2000. †
10.12	Agreement for the Sale and Purchase of Assets between Crop Builders, Inc., as Seller and Royster-Clark, Inc., as Purchaser dated January 28, 2000. †
10.13	Agreement for the Sale and Purchase of Assets between Armstrong Ag Center, Inc., as Seller and Royster-Clark, Inc., as Purchaser dated January 28, 2000. †
10.14	Amendment Agreement dated August 18, 2000 amending Credit Agreement. ††
10.15	Second Amendment to Revolving Credit Agreement among Royster-Clark, Inc., various financial institutions, DLJ Capital Funding., J.P. Morgan Securities, Inc., and U.S. Bancorp, Ag Credit, Inc. †††
10.16	Employment Agreement dated as of December 1, 1999 between Royster-Clark, Inc. and G. Kenneth Moshenek. ††††
10.17	Employment Agreement dated as of December 1, 1999 between Royster-Clark, Inc. and Walter Vance. ††††
10.18	Form of Waiver and Consent dated May 6, 2002 under the Revolving Credit Agreement by and among Royster-Clark, Inc. and various financial institutions. ‡
10.19

Third Amendment to Revolving Credit Agreement among Royster-Clark, Inc., various financial institutions, DLJ Capital Funding., J.P. Morgan Securities, Inc., and U.S. Bancorp, Ag Credit, Inc date March x, 2003. *

10.20	Employment Agreement dated as of December 1, 1999 between Royster-Clark, Inc. and Paul M. Murphy. *
12.01	Statement of Computation of Ratio of Earnings to Fixed Charges. *
99.01	Allowance for Doubtful Accounts-Royster-Clark, Inc. *
99.02	Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350, for the year ended December 31, 2002. *
99.03	Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350, for the year ended December 31, 2002. *

(b)	Reports on Form 8-K – None

†	Incorporated by reference to Exhibit Nos. 3.01 to 3.03, 4.01 to 4.02, and 10.01 to 10.13 to Registration Statement on Form S-4 (Reg. No.: 333-81235) filed on April 19, 2000
††	Incorporated by reference to Exhibit No. 10.14 to Form 10Q for the quarterly period ended June 30, 2000 (Reg. No.: 333-81235) filed on August 21, 2000
†††	Incorporated by reference to Exhibit No 10.15 to Form 10Q for the quarterly period ended September 30, 2000 (Reg. No.: 333-81235) filed on November 14, 2000
††††	Incorporated by reference to identically numbered exhibit to Form 10K for the annual period ended December 31, 2000 (Reg. No.: 333-81235) filed on April 2, 2001
‡	Incorporated by reference to Exhibit No 10.18 to Form 10Q for the quarterly period ended March 31, 2002 (Reg. No.: 333-81235) filed on May 14, 2002.
*	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 28, 2003	ROYSTER-CLARK, INC.

	By:	/s/ FRANCIS P. JENKINS, JR.
Francis P. Jenkins, Jr. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

By: /s/ FRANCIS P. JENKINS, JR.	Chairman of the Board	March 28, 2003
Francis P. Jenkins, Jr.

By: /s/ CHARLES E. CORPENING	Director	March 27, 2003
Charles E. Corpening

By: /s/ THOMAS F. MCWILLIAMS	Director	March 26, 2003
Thomas F. McWilliams

By: /s/ RANDOLPH G. ABOOD	Director	March 27, 2003
Randolph G. Abood

By: /s/ PAUL M. MURPHY	Chief Financial and	March 28, 2003
Paul M. Murphy	Accounting Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE EXCHANGE ACT.

(a) (i)    No annual report is provided to the Noteholders other than copies of Registrant’s Annual Report on Form 10-K

(a)(ii)    No Proxy Statement, form of proxy or other proxy soliciting material has been sent to any Noteholder with respect to any annual or other meeting of Registrant’s security holders.

ROYSTER-CLARK, INC.

CERTIFICATION	PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Francis P. Jenkins, Jr., Chief Executive Officer of Royster-Clark, Inc. certify that:

1.	I have reviewed this annual report on Form 10-K of Royster-Clark, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:    March 28, 2003

By:	/s/ FRANCIS P. JENKINS, JR.
Francis P. Jenkins, Jr. Chief Executive Officer

ROYSTER-CLARK, INC.

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul M. Murphy, Chief Financial Officer of Royster-Clark, Inc. certify that:

1.	I have reviewed this annual report on Form 10-K of Royster-Clark, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:    March 28, 2003

By:	/s/ PAUL M. MURPHY
Paul M. Murphy Chief Financial Officer