Form 10-Q
period 2003-03-31
ROYSTER-CLARK INC
filed 2003-05-13
CIK 1088893

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 13, 2003

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 333-81235

ROYSTER-CLARK, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	76-0329525
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1251 AVENUE OF THE AMERICAS—SUITE 900

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

ROYSTER-CLARK, INC.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Report, the words “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “hope,” “may” and similar expressions, as well as “will,” “shall” and other indications of future tense, are intended to identify forward-looking statements. Similarly, statements that describe the Company’s future plans, objectives, targets or goals are also forward-looking statements. The forward-looking statements are based on our current expectations and speak only as of the date made. These forward-looking statements involve known and unknown risks, uncertainties and other factors that in some cases have affected our historical results and could cause actual results in the future to differ significantly from the results anticipated in forward-looking statements made in this Report. Important factors that could cause a material effect include, but are not limited to, (i) changes in matters which affect the global supply and demand of fertilizer products, (ii) the volatility of the natural gas markets, (iii) a variety of conditions in the agricultural industry such as grain prices, planted acreage, projected grain stocks, U.S. government policies, weather and changes in agricultural production methods, (iv) possible unscheduled plant outages and other operating difficulties, (v) price competition and capacity expansions and reductions from both domestic and international producers, (vi) the relative unpredictability of national and local economic conditions within the markets we serve, specifically in light of the September 11, 2001 terrorist attacks and their related aftermath, (viii) environmental regulations, (ix) other important factors affecting the fertilizer industry, (x) fluctuations in interest rates and (xi) other factors referenced in the Company’s Reports and registration statements filed with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements.

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

PART 1.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2003 AND DECEMBER 31, 2002

(Dollars in thousands)

Assets	March 31, 2003	December 31, 2002
Current assets:
Cash	$526	982
Trade accounts receivable, net of allowance for doubtful accounts of $6,158 and $6,118 at March 31, 2003 and December 31, 2002, respectively	88,718	96,177
Other receivables	7,449	36,653
Inventories	366,520	252,435
Prepaid expenses and other current assets	1,955	2,326
Deferred income taxes	7,623	9,206

Total current assets	472,791	397,779
Property, plant and equipment, net	178,761	182,267
Goodwill	16,540	16,540
Deferred income taxes	18,156	7,373
Deferred financing costs, net	8,150	8,400
Other assets, net	5,518	5,653

	$699,916	618,012

Liabilities and Stockholder’s Equity
Current liabilities:
Current installments of long-term debt	$172	172
Note payable	21,983	21,740
Customer deposits	139,971	57,200
Accounts payable	134,842	82,303
Accrued expenses and other current liabilities	29,502	27,535

Total current liabilities	326,470	188,950
Senior secured credit facility	102,518	143,121
10- 1/4% First Mortgage Notes due 2009	200,000	200,000
Long-term debt, excluding current installments	196	201
Other long-term liabilities	9,273	9,463

Total liabilities	638,457	541,735

Stockholder’s equity:
Common stock, no par value. Authorized 350,000 shares; 1 share issued and outstanding	—	—
Additional paid-in capital	88,599	88,599
Accumulated deficit	(26,496)	(11,678)
Accumulated other comprehensive loss	(644)	(644)

Total stockholder’s equity	61,459	76,277

	$699,916	618,012

See accompanying notes to condensed consolidated financial statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(Dollars in thousands)

	Three Months ended March 31,
	2003	2002
Net sales	$150,308	157,947
Cost of sales	127,413	135,121

Gross profit	22,895	22,826
Selling, general and administrative expenses	39,442	39,710
Loss on disposal of property, plant and equipment, net	326	60

Operating loss	(16,873)	(16,944)
Interest expense	(7,043)	(7,118)

Loss before income taxes	(23,916)	(24,062)
Income tax benefit	(9,198)	(9,115)

Net loss	$(14,718)	(14,947)

See accompanying notes to condensed consolidated financial statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(Dollars in thousands)

	Three Months ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(14,718)	(14,947)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	432	462
Depreciation and amortization	6,816	6,789
Loss on disposal of property, plant and equipment	326	60
Write-off of deferred financing costs	227	—
Amortization of imputed interest	243	—
Deferred income tax benefit	(9,200)	(8,935)
Changes in operating assets and liabilities increasing (decreasing) cash:
Trade accounts receivable	7,027	(15,236)
Other receivables	29,204	15,662
Inventories	(114,085)	(88,841)
Prepaid expenses and other current assets	371	(399)
Other assets	(159)	61
Accounts payable	52,539	28,970
Accrued expenses and other current liabilities	1,967	642
Other long-term liabilities	(190)	(131)

Total adjustments	(24,482)	(60,896)

Net cash used in operating activities	(39,200)	(75,843)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	736	235
Purchases of property, plant and equipment	(3,542)	(2,020)

Net cash used in investing activities	(2,806)	(1,785)

Cash flows from financing activities:
Proceeds from senior secured credit facility	85,497	94,805
Payments on senior secured credit facility	(126,100)	(75,199)
Principal payments on long-term debt	(5)	(5,030)
Dividend to Royster-Clark Group, Inc.	(100)	—
Net increase in customer deposits	82,771	62,277
Payment of deferred financing costs	(513)	—

Net cash provided by financing activities	41,550	76,853

Net decrease in cash	(456)	(775)
Cash at beginning of period	982	997

Cash at end of period	$526	222

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,657	1,959

Cash paid during the period for income taxes	$315	102

See accompanying notes to condensed consolidated financial statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(Dollars in thousands)

(1)    Description of Business and Basis of Presentation

Royster-Clark, Inc. (herein referred to as Royster-Clark or the Company) is a retail and wholesale distributor of mixed fertilizer, fertilizer materials, seed, crop protection products and agronomic services to farmers, primarily in the East, South and Midwest regions of the United States. The Company’s operations consist of retail farm centers (“Farmarkets”), granulation, blending and seed processing plants, and a network of storage and distribution terminals and warehouses. In addition, the Company operates two nitrogen-manufacturing plants that supply our distribution business with nitrogen fertilizer products.

The information presented as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 is unaudited, and reflects all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s financial position as of March 31, 2003 and the results of its operations and its cash flows for the three month periods ended March 31, 2003 and 2002. The December 31, 2002 balance sheet information was derived from the audited Consolidated Financial Statements for the year ended December 31, 2002.

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2002, which are included as part of the Company’s Annual Report on Form 10-K.

The Company’s business is highly seasonal with approximately 70% of sales generated between March and July. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year.

(2)    Inventories

Inventories at March 31, 2003 and December 31, 2002 consist of the following:

	March 31, 2003	December 31, 2002
Crop protection products	$149,349	116,116
Fertilizers	42,192	33,890
Raw materials	118,823	64,803
Seeds	40,910	21,901
Sundries and other	15,246	15,725

	$366,520	252,435

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2003

(Dollars in thousands)

(3)    Goodwill and Other Assets

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2003.

The gross carrying value and accumulated amortization of major classes of intangible assets for March 31, 2003 and December 31, 2002 are as follows:

	March 31, 2003
	Gross carrying amount	Accumulated amortization	Net
Amortizing intangible assets:
Technology and patent license	$4,102	753	3,349
Noncompete agreements	1,853	1,086	767
Other	431	161	270

Total	$6,386	2,000	4,386

	December 31, 2002
	Gross carrying amount	Accumulated amortization	Net
Amortizing intangible assets:
Technology and patent license	$4,102	605	3,497
Noncompete agreements	1,870	967	903
Other	478	205	273

Total	$6,450	1,777	4,673

Amortization expense of intangible assets amounted to $295 and $106 for the three months ended March 31, 2003 and 2002, respectively. During the first quarter, fully amortized intangible assets were written off.

These intangible assets are included in “other assets” in the accompanying condensed consolidated balance sheets. Estimated annual amortization expense for the next five years follows: 2003—$1.2 million; 2004—$0.9 million; 2005—$0.7 million; 2006—$0.6 million, 2007—$0.6 million and $0.7 million thereafter.

(4)    Environmental Matters

The Company is subject to a wide variety of federal, state and local environmental laws and regulations. The Company has been identified as a potentially responsible party concerning the release of certain hazardous substances at five locations. While the current law potentially imposes joint and several liability upon each party named as a potentially responsible party, the Company’s contribution to clean up these sites is expected to be limited, given the number of other companies which have also been named as potentially responsible parties and the nature and amount of cleanup involved. A number of the Company’s facilities have been evaluated as having excess nitrates, phosphorous or pesticides in the surrounding soil or groundwater. In addition, several underground storage tanks have been removed or closed at some facilities and these sites have been evaluated for possible contamination. Actions performed with respect to these situations followed the guidance provided by the responsible environmental authorities. In total, environmental cleanup activities have been planned or are being performed at approximately 44 sites.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2003

(Dollars in thousands)

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

The Company has recorded environmental liabilities at March 31, 2003 and December 31, 2002 for the estimated cost of cleanup efforts of identified contamination or site characterization, which total $3,205 and $3,260, respectively, and are included in other long-term liabilities in the accompanying condensed consolidated balance sheets. Actual cash expenditures during the three months ended March 31, 2003 and 2002 were $55 and $40, respectively. These liabilities do not take into account any claims for recoveries from insurance or third parties and are not discounted. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainty in evaluating environmental exposures.

(5)    Senior Secured Credit Facility

The Company maintains a senior secured credit facility (“credit facility”) that is subject to certain borrowing base limitations and to certain covenants, including maintenance of certain required financial ratios. Effective with the amendment to the credit facility agreement approved in March 2003, the available borrowing capacity under the credit facility was lowered from the $245,000 to $205,000 reflecting the Company’s reduced borrowing requirements. As a result of the lower credit facility, $227 of deferred financing cost was written off. In consideration for the approval of the amendment, $513 was paid to the consortium of lenders. This cost, combined with remaining deferred financing costs related to the credit facility, will be amortized over the remaining term of the credit facility agreement.

(6)    Condensed Financial Data of Guarantor Subsidiaries

The Company issued $200,000 of 10-1/4% First Mortgage Notes due April 2009 (herein referred to as the First Mortgage Notes) on April 22, 1999 to partially finance an acquisition. The First Mortgage Notes mature on April 22, 2009 and bear interest at 10-1/4% payable semi-annually in arrears. The First Mortgage Notes are secured by 17 principal properties, related fixtures and equipment and other related assets and a pledge of equity of certain subsidiaries. The First Mortgage Notes are guaranteed on a full, unconditional and joint and several basis, by each of the following subsidiaries of Royster-Clark:

Royster-Clark Realty LLC	Royster-Clark AgriBusiness Realty LLC
Royster-Clark Resources LLC	Royster-Clark Nitrogen, Inc.
Royster-Clark AgriBusiness, Inc.	Alliance Fertilizer of Suffolk, Inc.
Seaboard Liquid Plant Food, Inc.

There are currently no restrictions on the ability of Royster-Clark to obtain funds from its guarantor subsidiaries through dividends or loans.

The following tables present the condensed financial data of Royster-Clark and its guarantor subsidiaries as of March 31, 2003 and December 31, 2002 and for the three month periods ended March 31, 2003 and 2002.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2003

(Dollars in thousands)

Balance Sheet Data as of March 31, 2003:

	Royster-Clark, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash	$42	484	—	526
Trade accounts receivable, net	—	90,696	(1,978)	88,718
Other receivables	894	11,163	(4,608)	7,449
Inventories	—	366,520	—	366,520
Prepaid expenses and other current assets	—	1,955	—	1,955
Deferred income taxes	7,623	—	—	7,623

Total current assets	8,559	470,818	(6,586)	472,791
Property, plant and equipment, net	10,584	168,177	—	178,761
Goodwill	12,012	4,528	—	16,540
Deferred income taxes	18,156	—	—	18,156
Deferred financing costs, net	8,150	—	—	8,150
Other assets, net	28	5,490	—	5,518
Investment in subsidiaries	336,910	—	(336,910)	—

Total assets	$394,399	649,013	(343,496)	699,916

Current liabilities:
Current installments of long-term debt	$—	172	—	172
Note payable	—	21,983	—	21,983
Customer deposits	—	139,971	—	139,971
Accounts payable	—	141,428	(6,586)	134,842
Accrued expenses and other current liabilities	12,885	16,617	—	29,502

Total current liabilities	12,885	320,171	(6,586)	326,470
Senior secured credit facility	102,518	—	—	102,518
10-1/4% First Mortgage Notes	200,000	—	—	200,000
Long-term debt, excluding current installments	—	196	—	196
Other long-term liabilities	444	8,829	—	9,273

Total liabilities	315,847	329,196	(6,586)	638,457

Stockholder’s equity:
Common stock	—	—	—	—
Additional paid-in capital	78,599	346,910	(336,910)	88,599
Accumulated deficit	(47)	(26,449)	—	(26,496)
Accumulated other comprehensive loss	—	(644)	—	(644)

Total stockholder’s equity	78,552	319,817	(336,910)	61,459

Total liabilities and stockholder’s equity	$394,399	649,013	(343,496)	699,916

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2003

(Dollars in thousands)

Balance Sheet Data as of December 31, 2002:

	Royster-Clark, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash	$42	940	—	982
Trade accounts receivable, net	—	98,575	(2,398)	96,177
Other receivables	4,369	51,545	(19,261)	36,653
Inventories	—	252,435	—	252,435
Prepaid expenses and other current assets	—	2,326	—	2,326
Deferred income taxes	9,206	—	—	9,206

Total current assets	13,617	405,821	(21,659)	397,779
Property, plant and equipment, net	11,028	171,239	—	182,267
Goodwill	12,012	4,528	—	16,540
Deferred income taxes	7,373	—	—	7,373
Deferred financing costs, net	8,400	—	—	8,400
Other assets, net	35	5,618	—	5,653
Investment in subsidiaries	377,754	—	(377,754)	—

Total assets	$430,219	587,206	(399,413)	618,012

Current liabilities:
Current installments of long-term debt	$—	172	—	172
Note payable	—	21,740		21,740
Customer deposits	—	57,200	—	57,200
Accounts payable	—	103,962	(21,659)	82,303
Accrued expenses and other current liabilities	7,983	19,552	—	27,535

Total current liabilities	7,983	202,626	(21,659)	188,950
Senior secured credit facility	143,121	—	—	143,121
10-1/4% First Mortgage Notes	200,000	—	—	200,000
Long-term debt, excluding current installments	—	201	—	201
Other long-term liabilities	465	8,998	—	9,463

Total liabilities	351,569	211,825	(21,659)	541,735

Stockholder’s equity:
Common stock	—	—	—	—
Additional paid-in capital	78,599	387,754	(377,754)	88,599
Retained earnings (accumulated deficit)	51	(11,729)	—	(11,678)
Accumulated other comprehensive loss	—	(644)	—	(644)

Total stockholder’s equity	78,650	375,381	(377,754)	76,277

Total liabilities and stockholder’s equity	$430,219	587,206	(399,413)	618,012

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2003

(Dollars in thousands)

Statement of Operations Data for the three months ended March 31, 2003 and 2002:

Three Months Ended March 31, 2003	Royster-Clark, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$894	158,582	(9,168)	150,308
Cost of sales	104	131,869	(4,560)	127,413

Gross profit	790	26,713	(4,608)	22,895
Selling, general and administrative expenses	265	43,785	(4,608)	39,442
Loss on disposal of property, plant and equipment, net	39	287	—	326

Operating income (loss)	486	(17,359)	—	(16,873)
Interest expense	(484)	(6,559)	—	(7,043)

Income (loss) before income taxes	2	(23,918)	—	(23,916)
Income tax expense (benefit)	1	(9,199)	—	(9,198)

Net income (loss)	$1	(14,719)	—	(14,718)

Three Months Ended March 31, 2002
Net sales	$898	170,377	(13,328)	157,947
Cost of sales	106	143,430	(8,415)	135,121

Gross profit	792	26,947	(4,913)	22,826
Selling, general and administrative expenses	292	44,370	(4,952)	39,710
Loss on disposal of property, plant and equipment, net	16	44	—	60

Operating income (loss)	484	(17,467)	39	(16,944)
Interest expense	(482)	(6,636)	—	(7,118)

Income (loss) before income taxes	2	(24,103)	39	(24,062)
Income tax expense (benefit)	1	(9,116)	—	(9,115)

Net income (loss)	$1	(14,987)	39	(14,947)

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2003

(Dollars in thousands)

Statement of Cash Flow Data for the three months ended March 31, 2003 and 2002:

Three Months Ended March 31, 2003	Royster-Clark, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$41,178	(80,378)	—	(39,200)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	38	698	—	736
Purchases of property, plant and equipment	—	(3,542)	—	(3,542)

Net cash provided by (used in) investing activities	38	(2,844)	—	(2,806)

Cash flows from financing activities:
Proceeds from senior secured credit facility	85,497	—	—	85,497
Payments on senior secured credit facility	(126,100)	—	—	(126,100)
Principal payments on long-term debt	—	(5)	—	(5)
Dividend to Royster-Clark Group, Inc.	(100)	—	—	(100)
Net increase in customer deposits	—	82,771	—	82,771
Payment of deferred financing costs	(513)	—	—	(513)

Net cash provided by (used in) financing activities	(41,216)	82,766	—	41,550

Net decrease in cash	—	(456)	—	(456)
Cash at beginning of period	42	940	—	982

Cash at end of period	$42	484	—	526

Three Months Ended March 31, 2002
Net cash used in operating activities	$(19,615)	(56,228)	—	(75,843)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	13	222	—	235
Purchases of property, plant and equipment	—	(2,020)	—	(2,020)

Net cash provided by (used in) investing activities	13	(1,798)	—	(1,785)

Cash flows from financing activities:
Proceeds from senior secured credit facility	94,805	—	—	94,805
Payments on senior secured credit facility	(75,199)	—	—	(75,199)
Principal payments on long-term debt	(4)	(5,026)	—	(5,030)
Net increase in customer deposits	—	62,277	—	62,277

Net cash provided by financing activities	19,602	57,251	—	76,853

Net decrease in cash	—	(775)	—	(775)
Cash at beginning of period	42	955	—	997

Cash at end of period	$42	180	—	222

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS. SEE “FORWARD-LOOKING STATEMENTS” ABOVE.

General

Royster-Clark, Inc. together with its subsidiaries, (the “Company” or “Royster-Clark”) is a retail and wholesale distributor of mixed fertilizer, fertilizer materials, seed, crop protection products and agronomic services to farmers, primarily in the East, South and Midwest regions of the United States. The Company’s operations include retail farm centers (“Farmarkets”), granulation, blending and seed processing plants, and a network of storage and distribution terminals and warehouses. In addition, the Company operates two nitrogen-manufacturing plants that supply our distribution business with nitrogen fertilizer products. Our business is affected by a number of factors, including weather conditions and the availability and prevailing prices for fertilizer, natural gas used in the production of various fertilizers and other crop production inputs.

Weather conditions can significantly affect our results of operations, both for quarterly reporting and on an annual basis. Adverse weather conditions during the planting season may force farmers to either delay or abandon their planting, or change to another crop, which may lead to lower use of fertilizer, seed and crop protection products. During the quarter, several of the Company’s market areas in the southeast region have experienced late season snowstorms and increased rainfall compared to the first quarter of 2002. This increased rainfall has effectively reversed the drought conditions that affected farmers in recent years. Ground water levels have been replenished and brought soil moisture to more favorable levels, however, it has curtailed the farmer’s ability to enter the fields for preparation and planting during the first quarter.

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

Another factor affecting our business is the price for fertilizers. We purchase nitrogen materials, phosphates, and potash and resell these nutrients in either their original form or in the form of multi-nutrient fertilizers. Prices for phosphates have recently experienced some volatility while potash has been relatively stable over the past several years. During the first quarter of 2003, nitrogen pricing rose steadily during the quarter as indicated by Mid Cornbelt per ton price quotes for ammonia published by Green Markets (a publication reporting on fertilizer industry developments) increasing from $245 per ton at the beginning of the quarter to $333 per ton as of the end of the quarter. Ammonia prices remained essentially flat during the comparable quarter in 2002 at approximately $175 per ton.

The major raw material in the manufacture of nitrogen-based products is natural gas. We purchase natural gas on the open market for use in our nitrogen-production plant in East Dubuque, IL. Natural gas pricing quoted at the Henry Hub was $4.75 per MMBTU at December 31, 2002. Since December 31, 2002, natural gas prices have increased sharply to a peak of $19.07 per MMBTU before dropping to $5.00 per MMBTU as of March 31, 2003. The average and median prices for the quarter ended March 31, 2003 were approximately $6.27 and $5.70 per MMBTU, respectively. As a result of the sharp rise in natural gas prices, we elected to take down our nitrogen-production plant at East Dubuque, IL at the beginning of March 2003 for an early maintenance turnaround originally scheduled for later in the year. We completed the turnaround and resumed production at the plant by the end of March 2003. We expect natural gas prices to moderate further as spring approaches, although we can not be assured that such pricing movement will be achieved. The level of natural gas prices directly affects profitability of our nitrogen-based products.

Results of Operations

Three months ended March 31, 2003 compared to three months ended March 31, 2002

The following table and discussion provides information regarding Royster-Clark’s statement of operations as a percentage of net sales.

	Three Months ended March 31,
	2003	2002
Net sales	100.0%	100.0
Cost of sales	84.8	85.5

Gross profit	15.2	14.5
Selling, general and administrative expenses	26.2	25.2
Loss on disposal of property, plant and equipment, net	0.2	—

Operating loss	(11.2)	(10.7)
Interest expense	(4.7)	(4.5)

Loss before taxes	(15.9)	(15.2)
Income tax benefit	(6.1)	(5.7)

Net loss	(9.8)%	(9.5)

Net sales.    Royster-Clark’s net sales were $150.3 million for the first quarter of 2003 compared to $157.9 million for the same period in 2002, a decrease of $7.6 million, or 4.8%. The decrease in sales resulted predominantly from approximately $17.3 million in decreased volume of granulated and blended fertilizer, but also in decreased volume of various fertilizer materials, lime, crop protection, seed products and application and service revenues. This decrease in sales was partially offset by price appreciation of approximately $9.7 million. Increased natural gas prices was the prime driver in this price appreciation. The change in sales resulted from the following factors:

•	Sales volume decreases were a net of $17.3 million resulting from wet field conditions through much of the southeast market areas. Decreased sales were encountered over most product groups and application and service revenues in these market areas. Last year in March, our southeast market areas experienced very favorable weather conditions allowing earlier planting and fieldwork, contrasted with this year’s rains of 8-10 inches above normal in portions of this region. This rain slowed preparation and planting in many of the Company’s market areas described above.
•	Market related sales price appreciation of nitrogen products accounted for approximately $6.4 million of the $9.7 million total price appreciation. Nitrogen products are used in both liquid and dry blended fertilizers. Sales prices also increased in granulated and blended fertilizers and various fertilizer materials.

Gross profit.    Gross profit was $22.9 million for the first quarter of 2003 compared to $22.8 million for the same period in 2002, an increase of $0.1 million, or 0.4%. The increase in gross profit resulted predominantly from pricing factors and the various sales volume changes discussed above. Higher costs were incurred due to the earlier than planned maintenance turnaround during the month of March at the East Dubuque manufacturing plant, however, improved operating efficiencies resulted in lower cost at the Company’s Rainbow granulation facilities to offset the higher costs at the East Dubuque facility. Gross margin was 15.2% for the first quarter of 2003 compared to 14.5% for the same period in 2002. The increase in gross margin of 0.7% was predominantly due to the sales price appreciation discussed above.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $39.4 million for the first quarter of 2003 compared to $39.7 million for the same period in 2002, a decrease of $0.3 million, or 0.8%. The decrease in selling, general and administrative expenses resulted from the following major factors:

•	Expenses were approximately $1.6 million lower compared to 2002 due to cost savings measures initiated in 2002 and volume related expenses including repairs, supplies, services, telephone, seasonal labor and overtime and increased capitalization of production and logistic costs to inventory.

The decrease in selling, general and administrative expenses was partially offset by the following major factors:

•	General liability, property and worker’s compensation insurance expenses were approximately $0.5 million higher in 2003 compared to 2002 due to rising costs of insurance coverage in the market place.
•	Medical health insurance expense and other benefits and taxes were $0.4 million higher than last year due to increases in medical insurance costs and other benefits and tax costs.
•	Amortization expense was approximately $0.4 million higher due to amortization of patent and technology licenses of approximately $0.1 million and the write-off of deferred financing costs associated with the amendment to the senior secured credit facility of approximately $0.2 million and other amortization increases of $0.1 million.

Quarterly selling, general and administrative expense as a percent of net sales fluctuates widely within the fiscal year due to the seasonal nature of sales volumes with selling, general and administrative expense exhibiting less seasonal fluctuations.

Operating loss.    Operating loss was $16.9 million for the first quarter of 2003 compared to $16.9 million for the same period in 2002, for no change. Operating loss as a percentage of net sales was 11.2% for the first quarter in 2003 compared to 10.7% for the same period in 2002 due to the Company’s success in controlling costs and realizing improved margins in spite of reduced revenues.

Interest expense.    Interest expense was $7.0 million for the first quarter in 2003 compared to $7.1 million for the same period in 2002, a decrease of $0.1 million, or 1.4%. The decrease in interest expense was due predominantly to lower interest rates. Lower interest rates on the senior secured credit facility of approximately 0.36% and interest bearing customer deposits resulted in approximately $0.2 million less expense in 2003 as compared to 2002. Average daily borrowings for the quarter against our senior secured credit facility were $76.8 million compared to $76.5 million for the comparable period in 2002.

Income tax benefit.    Income tax benefit was $9.2 million for the first quarter of 2003 compared to $9.1 million for the same period in 2002, an increase of $0.1 million. The effective tax rate was 38.5% for the first quarter of 2003 compared to 37.9% for the same period in 2002.

Net loss.    Net loss was $14.7 million for the first quarter of 2003 compared to $14.9 million for the same period in 2002, a decrease of $0.2 million, resulting from the fluctuations noted above.

Liquidity and Capital Resources

Our primary capital requirements are for working capital, debt service, capital expenditures and possible acquisitions. For day-to-day liquidity requirements, we operate with a $205 million senior secured credit facility (“credit facility”) with a consortium of banks. The credit facility expires in April 2004. At March 31, 2003, the borrowing base provisions under the facility supported a borrowing availability of $172.5 million, from which we had drawn $102.5 million. This facility includes up to $10.0 million for letters of credit. This facility contains financial and operational covenants and other restrictions with which we must comply, including a requirement to maintain certain financial ratios and limitations on our ability to incur additional indebtedness. As of March 31, 2003, we met our covenants and we continue to be in compliance with the requirements of this credit facility.

Net cash used in operating activities for the three months ended March 31, 2003 was $39.2 million compared to $75.8 million for the comparable period in 2002, a decrease of $36.6 million. The most significant component of lower cash flows used in operating activities was movement in operating assets and liabilities of $36.0 million with trade accounts receivable and other receivables being the largest components. Higher cash used in inventory of $25.2 million was offset by higher cash provided by accounts payable of $23.6 million due to vendor incentives for early purchases for the spring season. Cash used in other working capital items was $1.8 million lower than in 2002.

Net cash used in investing activities amounted to $2.8 million in 2003 compared to $1.8 million in 2002, an increase of $1.0 million. The increase in net cash used in investing activities resulted from:

•	Increased capital expenditures of $1.5 million in 2003; and
•	Increased proceeds from the sale of property, plant and equipment of $0.5 million in 2003 compared to 2002.

Capital expenditures were $3.5 million for the three months ended March 31, 2003 compared with $2.0 million for the three months ended March 31, 2002. These capital expenditures were primarily for facility improvements and machinery and equipment replacement projects. We estimate total capital expenditures, excluding potential acquisitions, for 2003 will range from $10.0 to $13.0 million.

Net cash provided by financing activities totaled $41.6 million compared to $76.9 million in 2002, a decrease of $35.3 million. Decreased cash provided by financing activities in 2003 compared to 2002 resulted primarily from higher payments to the credit facility of $50.9 million and lower proceeds of $9.3 million from the credit facility compared to 2002 due to increased cash provided by trade and other receivables. These decreases in cash provided were partially offset by an increase in cash provided by customer deposits of $20.5 million and lower principal payments on long-term debt of $5.0 million in 2003 compared to 2002. The increase in cash provided by customer deposits was due primarily to price appreciation of nitrogen products and to increased numbers of customers making deposits with the Company.

Net working capital, excluding current installments of long-term debt at March 31, 2003 totaled $146.5 million versus $209.0 million at December 31, 2002, a decrease of $62.5 million, or 29.9%. This decrease resulted primarily from the typical seasonal activity of increases in customer deposits and accounts payable, inventory and accounts payable and decreases in trade accounts and other receivables from normal seasonal movement of operating assets and liabilities. Working capital changes are summarized in the table below.

Working capital decreases:
Customer deposits	$82.8
Accounts payable	52.5
Other receivables	29.2
Trade account receivable	7.5
Other working capital decreases	4.6

Total decreases	176.6

Working capital increases:
Inventory	114.1

Net decrease	$62.5

Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 149

On April 30, 2003, the Financial Accounting Standards Board issued SFAS No. 149, “Amendment of

Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133 for decisions made: (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. Management does not believe that the adoption of SFAS No. 149 will have any impact on its financial position or results of operations.

Emerging Issues Task Force Issue No. 02-16

In January 2003, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor.” This EITF provides guidance on the income statement classification of amounts received by a customer, including a reseller and limited guidance regarding timing of recognition for volume rebates. This consensus is effective and should be applied to fiscal periods beginning after December 15, 2002 for binding arrangements entered into after November 21, 2002. Based upon current arrangements with vendors and evaluations of those arrangements, management does not believe that implementing the guidance from EITF Issue 02-16 will have a material effect on the Company’s financial condition or quarterly or annual results of operations for this year; however, we can not determine how future arrangements may affect the Company in subsequent years. Changes to vendor programs in the future could materially affect quarterly results of operations, although we believe such changes would be less likely to affect annual results of operations.

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

The Company is also exposed to changes in interest rates. The interest rates that we pay for borrowings under our credit facility are based primarily on the LIBOR rate of interest charged by the agent bank under our credit facility. Our operating results will be impacted by changes in interest rates. We estimate that based on an estimated annual average balance on our credit facility that each 1% change in market interest rate will impact before tax earnings by approximately $1.1 million. Our First Mortgage Notes bear interest at a fixed rate of 10-1/4%. Some of our customer deposits also bear interest at a fixed rate, which is established on an annual basis at the beginning of each farming season based on prevailing market rates for similar programs in each of the regions in which we operate.

The Company engages in limited commodity hedging activities with respect to its grain and seed purchases. Given the current economic climate, we believe that the rates in force approximate market rates. We do not hold or issue derivative financial instruments for trading purposes.

At March 31, 2003, the Company’s exposure to market risk factors had not materially changed from December 31, 2002.

ITEM 4.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance on the reliability of our financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The system is supported by formal policies and procedures. Appropriate actions are taken to address significant control deficiencies and other opportunities for improving the system as they are identified. However, no cost-effective internal control system will preclude all errors and irregularities, and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

(b)	Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation.

PART 2.    OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K

(a)(1)    Financial Statements:

The following condensed consolidated financial statements are included in Part 1, Item 1, of this Form 10-Q:

Condensed Consolidated Balance Sheet as of March 31, 2003 and December 31, 2002

Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2003 and 2002

Condensed Consolidated Statements of Cash Flow for the Three Months ended March 31, 2003 and 2002

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

10.03	Supply Agreement dated as of April 22, 1999 among IMC Kalium Ltd., IMC-Agrico Company and the Company. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. †
10.04	Company Employee Savings and Investment Plan. †
10.05	Royster-Clark Group, Inc. 1999 Restricted Stock Purchase and Option Plan. †
10.06	Employment Agreement dated as of April 22, 1999 by and among Francis P. Jenkins, Jr., Royster-Clark Group, Inc. and Royster-Clark, Inc. †
10.14	Amendment Agreement dated August 18, 2000 amending Credit Agreement. ††
10.15	Second Amendment to Revolving Credit Agreement among Royster-Clark, Inc., various financial institutions, DLJ Capital Funding, J.P. Morgan Securities, Inc., and U.S. Bancorp, Ag Credit, Inc. †††
10.16	Employment Agreement dated as of December 1, 1999 between Royster-Clark, Inc. and G. Kenneth Moshenek. ††††
10.17	Employment Agreement dated as of December 1, 1999 between Royster-Clark, Inc. and Walter Vance. ††††
10.18	Form of Waiver and Consent dated May 6, 2002 under the Revolving Credit Agreement by and among Royster-Clark, Inc. and various financial institutions ‡
10.19

Third Amendment to Revolving Credit Agreement among Royster-Clark, Inc., various financial institutions, DLJ Capital Funding., J.P. Morgan Securities, Inc., and U.S. Bancorp, Ag Credit, Inc dated March 25, 2003. ‡‡

10.20	Employment Agreement dated as of December 1, 1999 between Royster-Clark, Inc. and Paul M. Murphy. ‡‡

†	Incorporated by reference to Registration Statement on Form S-4 (Reg. No.: 333-81235) where it has been filed as an Exhibit.
††	Incorporated by reference to Exhibit No. 10.14 to Form 10Q for the quarterly period ended June 30, 2000 (Reg. No.: 333-81235) filed on August 21, 2000.
†††	Incorporated by reference to Exhibit No 10.15 to Form 10Q for the quarterly period ended September 30, 2000 (Reg. No.: 333-81235) filed on November 14, 2000.
††††	Incorporated by reference to identically numbered exhibit to Form 10K for the annual period ended December 31, 2000 (Reg. No.: 333-81235) filed on April 2, 2001.
‡	Incorporated by reference to Exhibit No 10.18 to Form 10Q for the quarterly period ended March 31, 2002 (Reg. No.: 333-81235) filed on May 14, 2002.
‡‡	Incorporated by reference to identically numbered exhibit to Form 10K for the annual period ended December 31, 2002 (Reg. No.: 333-81235) filed on March 28, 2003.

Additional Exhibits. In accordance with SEC Release No. 33-8212, Exhibits 99.01 and 99.02 are to be treated as “accompanying” this report rather than “filed” as part of the report.

99.01	Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350
99.02	Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

(b)	Reports on Form 8-K

On April 7, 2003 we filed a report on Form 8-K which reported under Item 9, the issuance of a press release which reported operating and financial results for the year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYSTER-CLARK, INC.

/s/ PAUL M. MURPHY
Paul M. Murphy Chief Financial Officer

DATE:    May 13, 2003

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

Dated: May 13, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 13, 2003

By:	/s/ PAUL M. MURPHY
Paul M. Murphy Chief Financial Officer