Form 10-Q
period 2003-06-30
ROYSTER-CLARK INC
filed 2003-08-14
CIK 1088893

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 14, 2003

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the last practical date: Not Applicable

ROYSTER-CLARK, INC.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Report, the words “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “hope,” “may” and similar expressions, as well as “will,” “shall” and other indications of future tense, are intended to identify forward-looking statements. Similarly, statements that describe the Company’s future plans, objectives, targets or goals are also forward-looking statements. The forward-looking statements are based on our current expectations and speak only as of the date made. These forward-looking statements involve known and unknown risks, uncertainties and other factors that in some cases have affected our historical results and could cause actual results in the future to differ significantly from the results anticipated in forward-looking statements made in this Report. Important factors that could cause a material effect include, but are not limited to, (i) changes in matters which affect the global supply and demand of fertilizer products, (ii) the volatility of the natural gas markets, (iii) a variety of conditions in the agricultural industry such as grain prices, planted acreage, projected grain stocks, U.S. government policies, weather and changes in agricultural production methods, (iv) possible unscheduled plant outages and other operating difficulties, (v) price competition and capacity expansions and reductions from both domestic and international producers, (vi) the relative unpredictability of national and local economic conditions within the markets we serve, (viii) environmental regulations, (ix) other important factors affecting the fertilizer industry, (x) fluctuations in interest rates and (xi) other factors referenced in the Company’s Reports and registration statements filed with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements.

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

PART 1.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2003 AND DECEMBER 31, 2002

(Dollars in thousands)

	June 30, 2003	December 31, 2002
Assets
Current assets:
Cash	$428	982
Trade accounts receivable, net of allowance for doubtful accounts of $8,432 and $6,118 at June 30, 2003 and December 31, 2002, respectively	185,315	96,177
Other receivables	31,120	36,653
Inventories	176,613	252,435
Prepaid expenses and other current assets	1,563	2,326
Deferred income taxes	—	9,206

Total current assets	395,039	397,779
Property, plant and equipment, net	176,734	182,267
Goodwill	16,540	16,540
Deferred income taxes	—	7,373
Deferred financing costs, net	7,533	8,400
Other assets, net	5,212	5,653

	$601,058	618,012

Liabilities and Stockholder’s Equity
Current liabilities:
Senior secured credit facility	$176,102	—
Current installments of long-term debt	173	172
Note payable	—	21,740
Customer deposits	26,330	57,200
Accounts payable	82,250	82,303
Accrued expenses and other current liabilities	24,851	27,535

Total current liabilities	309,706	188,950
Senior secured credit facility	—	143,121
10 1/4% First Mortgage Notes due 2009	200,000	200,000
Long-term debt, excluding current installments	191	201
Other long-term liabilities	9,082	9,463

Total liabilities	518,979	541,735

Stockholder’s equity:
Common stock, no par value. Authorized 350,000 shares; 1 share issued and outstanding	—	—
Additional paid-in capital	88,599	88,599
Accumulated deficit	(5,876)	(11,678)
Accumulated other comprehensive loss	(644)	(644)

Total stockholder’s equity	82,079	76,277

	$601,058	618,012

See accompanying notes to condensed consolidated financial statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(Dollars in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
Net sales	$502,951	470,511	653,259	628,458
Cost of sales	407,546	371,916	534,959	507,037

Gross profit	95,405	98,595	118,300	121,421
Selling, general and administrative expenses	41,824	42,244	81,266	81,954
Loss on disposal of property, plant and equipment, net	220	103	546	163

Operating income	53,361	56,248	36,488	39,304
Interest expense	(7,370)	(7,301)	(14,413)	(14,419)

Income before income taxes	45,991	48,947	22,075	24,885
Income tax expense	25,329	18,628	16,131	9,513

Net income	$20,662	30,319	5,944	15,372

See accompanying notes to condensed consolidated financial statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(Dollars in thousands)

	Six Months ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$5,944	15,372

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	2,008	1,882
Depreciation and amortization	13,684	13,471
Loss on disposal of property, plant and equipment	546	163
Write-off of deferred financing costs	227	—
Amortization of imputed interest	487	—
Deferred income tax expense	16,579	9,369
Changes in operating assets and liabilities increasing (decreasing) cash:
Trade accounts receivable	(91,146)	(108,271)
Other receivables	5,533	(10,687)
Inventories	75,822	72,012
Prepaid expenses and other current assets	763	167
Other assets	(147)	16
Accounts payable	(53)	(16,443)
Accrued expenses and other current liabilities	(2,684)	(3,566)
Other long-term liabilities	(381)	(418)

Total adjustments	21,238	(42,305)

Net cash provided by (used in) operating activities	27,182	(26,933)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	1,118	739
Purchases of property, plant and equipment	(8,074)	(3,901)

Net cash used in investing activities	(6,956)	(3,162)

Cash flows from financing activities:
Proceeds from senior secured credit facility	233,337	220,886
Payments on senior secured credit facility	(200,356)	(155,787)
Principal payments on long-term debt	(9)	(5,034)
Payments on vendor financing note	(22,227)	—
Dividend paid to Royster-Clark Group, Inc.	(142)	—
Net decrease in customer deposits	(30,870)	(30,650)
Payment of deferred financing costs	(513)	—

Net cash (used in) provided by financing activities	(20,780)	29,415

Net decrease in cash	(554)	(680)
Cash at beginning of period	982	997

Cash at end of period	$428	317

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,813	14,104

Cash paid during the period for income taxes	$1,152	260

See accompanying notes to condensed consolidated financial statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

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

The information presented as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002 is unaudited, and reflects all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s financial position as of June 30, 2003 and the results of its operations and its cash flows for the three and six month periods ended June 30, 2003 and 2002. The December 31, 2002 balance sheet information was derived from the audited Consolidated Financial Statements for the year ended December 31, 2002.

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

(2)    Inventories

Inventories at June 30, 2003 and December 31, 2002 consist of the following:

	June 30, 2003	December 31, 2002
Crop protection products	$93,780	116,116
Fertilizers	12,422	33,890
Raw materials	43,247	64,803
Seeds	12,907	21,901
Sundries and other	14,257	15,725

	$176,613	252,435

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2003

(Dollars in thousands)

(3)    Goodwill and Other Assets

There were no changes in the carrying amount of goodwill for the three months ended June 30, 2003.

The gross carrying value and accumulated amortization of major classes of intangible assets as of June 30, 2003 and December 31, 2002 are as follows:

	June 30, 2003
	Gross carrying amount	Accumulated amortization	Net
Amortizing intangible assets:
Technology and patent license	$4,102	899	3,203
Noncompete agreements	1,853	1,216	637
Other	431	179	252

Total	$6,386	2,294	4,092

	December 31, 2002
	Gross carrying amount	Accumulated amortization	Net
Amortizing intangible assets:
Technology and patent license	$4,102	605	3,497
Noncompete agreements	1,870	967	903
Other	478	205	273

Total	$6,450	1,777	4,673

Amortization expense of intangible assets amounted to $294 and $136 for the three months ended June 30, 2003 and 2002, respectively and $589 and $242 for the six months ended June 30, 2003 and 2002, respectively. During the first quarter, fully amortized intangible assets of $72 were written off.

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

JUNE 30, 2003

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

The Company has recorded environmental liabilities at June 30, 2003 and December 31, 2002 for the estimated cost of cleanup efforts of identified contamination or site characterization, which total $3,124 and $3,260, respectively, and are included in other long-term liabilities in the accompanying condensed consolidated balance sheets. Actual cash expenditures during the three months ended June 30, 2003 and 2002 were $81 and $6, respectively and $136 and $46 for the six months ended June 30, 2003 and 2002, respectively. These liabilities do not take into account any claims for recoveries from insurance or third parties and are not discounted. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainty in evaluating environmental exposures.

(5)  Senior Secured Credit Facility

The Company maintains a senior secured credit facility (“credit facility”) that expires in April 2004. Accordingly, the entire outstanding balance of the credit facility totaling $176,102 at June 30, 2003 has been classified as a current liability in the accompanying condensed consolidated balance sheets. Under terms of the Third Amendment to the Revolving Credit Agreement, the Company is required to obtain a firm commitment for a new credit facility by September 30, 2003. The Company is currently in negotiations with a consortium of banks and expects to obtain a firm commitment for a new facility by September 30, 2003. The Company intends to repay amounts outstanding under the current credit facility when the new credit agreement is closed.

(6)  Income Taxes

At June 30, 2003, the Company had net deferred income tax assets of $7,548 prior to any valuation allowance. As a result of the Company’s cumulative losses incurred in recent years, the Company has concluded that, in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” that a valuation allowance for the full amount of the net deferred income tax assets should be recorded. As a result, the Company recorded a valuation allowance of $7,548 during the three months ended June 30, 2003.

(7)  Condensed Financial Data of Guarantor Subsidiaries

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

JUNE 30, 2003

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

The following tables present the condensed financial data of Royster-Clark and its guarantor subsidiaries as of June 30, 2003 and December 31, 2002 and for the three and six month periods ended June 30, 2003 and 2002.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2003

(Dollars in thousands)

Balance Sheet Data as of June 30, 2003:

	Royster-Clark, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash	$42	386	—	428
Trade accounts receivable, net	—	191,024	(5,709)	185,315
Other receivables	1,873	38,576	(9,329)	31,120
Inventories	—	176,613	—	176,613
Prepaid expenses and other current assets	—	1,563	—	1,563

Total current assets	1,915	408,162	(15,038)	395,039
Property, plant and equipment, net	10,193	166,541	—	176,734
Goodwill	12,012	4,528	—	16,540
Deferred financing costs, net	7,533	—	—	7,533
Other assets, net	20	5,192	—	5,212
Investment in subsidiaries	430,075	—	(430,075)	—

Total assets	$461,748	584,423	(445,113)	601,058

Current liabilities:
Senior secured credit facility	$176,102	—	—	176,102
Current installments of long-term debt	—	173	—	173
Customer deposits	—	26,330	—	26,330
Accounts payable	—	97,288	(15,038)	82,250
Accrued expenses and other current liabilities	6,702	18,149	—	24,851

Total current liabilities	182,804	141,940	(15,038)	309,706
10 1/4% First Mortgage Notes	200,000	—	—	200,000
Long-term debt, excluding current installments	—	191	—	191
Other long-term liabilities	433	8,649	—	9,082

Total liabilities	383,237	150,780	(15,038)	518,979

Stockholder’s equity:
Common stock	—	—	—	—
Additional paid-in capital	78,599	440,075	(430,075)	88,599
Accumulated deficit	(88)	(5,788)	—	(5,876)
Accumulated other comprehensive loss	—	(644)	—	(644)

Total stockholder’s equity	78,511	433,643	(430,075)	82,079

Total liabilities and stockholder’s equity	$461,748	584,423	(445,113)	601,058

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2003

(Dollars in thousands)

Balance Sheet Data as of December 31, 2002:

	Royster-Clark, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash	$42	940	—	982
Trade accounts receivable, net	—	98,575	(2,398)	96,177
Other receivables	4,369	51,545	(19,261)	36,653
Inventories	—	252,435	—	252,435
Prepaid expenses and other current assets	—	2,326	—	2,326
Deferred income taxes	9,206	—	—	9,206

Total current assets	13,617	405,821	(21,659)	397,779
Property, plant and equipment, net	11,028	171,239	—	182,267
Goodwill	12,012	4,528	—	16,540
Deferred income taxes	7,373	—	—	7,373
Deferred financing costs, net	8,400	—	—	8,400
Other assets, net	35	5,618	—	5,653
Investment in subsidiaries	377,754	—	(377,754)	—

Total assets	$430,219	587,206	(399,413)	618,012

Current liabilities:
Current installments of long-term debt	$—	172	—	172
Note payable	—	21,740	—	21,740
Customer deposits	—	57,200	—	57,200
Accounts payable	—	103,962	(21,659)	82,303
Accrued expenses and other current liabilities	7,983	19,552	—	27,535

Total current liabilities	7,983	202,626	(21,659)	188,950
Senior secured credit facility	143,121	—	—	143,121
10 1/4% First Mortgage Notes	200,000	—	—	200,000
Long-term debt, excluding current installments	—	201	—	201
Other long-term liabilities	465	8,998	—	9,463

Total liabilities	351,569	211,825	(21,659)	541,735

Stockholder’s equity:
Common stock	—	—	—	—
Additional paid-in capital	78,599	387,754	(377,754)	88,599
Retained earnings (accumulated deficit)	51	(11,729)	—	(11,678)
Accumulated other comprehensive loss	—	(644)	—	(644)

Total stockholder’s equity	78,650	375,381	(377,754)	76,277

Total liabilities and stockholder’s equity	430,219	587,206	(399,413)	618,012

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2003

(Dollars in thousands)

Statement of Operations Data for the three and six months ended June 30, 2003 and 2002:

Three Months ended June 30, 2003	Royster-Clark, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$979	528,272	(26,300)	502,951
Cost of sales	104	429,021	(21,579)	407,546

Gross profit	875	99,251	(4,721)	95,405
Selling, general and administrative expenses	241	46,304	(4,721)	41,824
Loss on disposal of property, plant and equipment, net	122	98	—	220

Operating income	512	52,849	—	53,361
Interest expense	(510)	(6,860)	—	(7,370)

Income before income taxes	2	45,989	—	45,991
Income tax expense	1	25,328	—	25,329

Net income	$1	20,661	—	20,662

Three Months ended June 30, 2002
Net sales	$903	493,038	(23,430)	470,511
Cost of sales	105	390,763	(18,952)	371,916

Gross profit	798	102,275	(4,478)	98,595
Selling, general and administrative expenses	299	46,423	(4,478)	42,244
(Gain)/loss on disposal of property, plant and equipment, net	(4)	107	—	103

Operating income	503	55,745	—	56,248
Interest expense	(501)	(6,800)	—	(7,301)

Income before income taxes	2	48,945	—	48,947
Income tax expense	1	18,627	—	18,628

Net income	$1	30,318	—	30,319

Six Months ended June 30, 2003
Net sales	$1,873	686,854	(35,468)	653,259
Cost of sales	208	560,890	(26,139)	534,959

Gross profit	1,665	125,964	(9,329)	118,300
Selling, general and administrative expenses	506	90,089	(9,329)	81,266
Loss on disposal of property, plant and equipment, net	161	385	—	546

Operating income	998	35,490	—	36,488
Interest expense	(994)	(13,419)	—	(14,413)

Income before income taxes	4	22,071	—	22,075
Income tax expense	2	16,129	—	16,131

Net income	$2	5,942	—	5,944

Six Months ended June 30, 2002
Net sales	$1,801	663,415	(36,758)	628,458
Cost of sales	211	534,193	(27,367)	507,037

Gross profit	1,590	129,222	(9,391)	121,421
Selling, general and administrative expenses	591	90,793	(9,430)	81,954
Loss on disposal of property, plant and equipment, net	12	151	—	163

Operating income	987	38,278	39	39,304
Interest expense	(983)	(13,436)	—	(14,419)

Income before income taxes	4	24,842	39	24,885
Income tax expense	2	9,511	—	9,513

Net income	$2	15,331	39	15,372

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2003

(Dollars in thousands)

Statement of Cash Flow Data for the six months ended June 30, 2003 and 2002:

Six Months ended June 30, 2003	Royster-Clark, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(32,390)	59,572	—	27,182

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	64	1,054	—	1,118
Purchases of property, plant and equipment	—	(8,074)	—	(8,074)

Net cash provided by (used in) investing activities	64	(7,020)	—	(6,956)

Cash flows from financing activities:
Proceeds from senior secured credit facility	233,337	—	—	233,337
Payments on senior secured credit facility	(200,356)	—	—	(200,356)
Principal payments on long-term debt	—	(9)	—	(9)
Payments on vendor financing note	—	(22,227)	—	(22,227)
Dividend paid to Royster-Clark Group, Inc.	(142)	—	—	(142)
Net decrease in customer deposits	—	(30,870)	—	(30,870)
Payment of deferred financing costs	(513)	—	—	(513)

Net cash provided by (used in) financing activities	32,326	(53,106)	—	(20,780)

Net decrease in cash	—	(554)	—	(554)
Cash at beginning of period	42	940	—	982

Cash at end of period	$42	386	—	428

Six Months ended June 30, 2002
Net cash provided by (used in) operating activities	$(65,149)	38,216	—	(26,933)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	54	685	—	739
Purchases of property, plant and equipment	—	(3,901)	—	(3,901)

Net cash provided by (used in) investing activities	54	(3,216)	—	(3,162)

Cash flows from financing activities:
Proceeds from senior secured credit facility	220,886	—	—	220,886
Payments on senior secured credit facility	(155,787)	—	—	(155,787)
Principal payments on long-term debt	(4)	(5,030)	—	(5,034)
Net decrease in customer deposits	—	(30,650)	—	(30,650)

Net cash provided by (used in) financing activities	65,095	(35,680)	—	29,415

Net decrease in cash	—	(680)	—	(680)
Cash at beginning of period	42	955	—	997

Cash at end of period	$42	275	—	317

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

Weather conditions can significantly affect our results of operations, both for quarterly reporting and on an annual basis. Adverse weather conditions during the planting season may force farmers to either delay or abandon their planting, or change to another crop, which may lead to lower use of fertilizer, seed and crop protection products. During the first and second quarters, several of the Company’s market areas in the Southeast and Midwest regions have experienced lengthy periods of rainfall compared to the comparable period in 2002. This rainfall has curtailed the farmer’s ability to complete planting and typical fertilizing activities by the end of the second quarter and in some cases has influenced farmers to switch crops and or curtail intended planting. Prior to this year’s spring season, the reversal of drought conditions in the Southeast was viewed as a multiyear event requiring several years of above average rains. Drought conditions have been reversed and ground water levels replenished in less than one year. According to the United States Department of Agriculture (“USDA”) maps, crop moisture levels through many of the Company’s market areas were considered excessively wet, even into mid July.

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

Another factor affecting our business is the price for fertilizers. We purchase nitrogen materials, phosphates, and potash and resell these nutrients in either their original form or in the form of multi-nutrient fertilizers. Prices for phosphates have recently experienced some volatility while potash has been relatively stable over the past several years. During a typical second quarter, nitrogen material pricing will typically rise for a period of time and then decline through the rest of the quarter. The second quarter of 2003 exhibited these pricing fluctuations as indicated by Mid Cornbelt per ton price quote listing for ammonia published by Green Markets (a publication reporting on fertilizer industry developments) increasing from $333 per ton at the beginning of the quarter to a peak of $350 per ton before dropping over 21% to $275 per ton by the end of the quarter. Ammonia prices fluctuated similarly during the comparable quarter in 2002, however the prices fluctuated within a narrower range of $175 per ton at the beginning of the quarter to a peak of $190 per ton before declining to $181 per ton at the end of the quarter last year.

The major raw material in the manufacture of nitrogen-based products is natural gas. We purchase natural gas on the open market for use in our nitrogen-production plant in East Dubuque, IL. Natural gas pricing quoted at the Henry Hub was $4.75 per MMBTU at December 31, 2002. During the first quarter, natural gas prices increased to a peak of $19.07 per MMBTU. Natural gas prices moderated slightly during the second quarter, although not as much as the Company had hoped. The average and median prices for the quarter ended June 30, 2003 were approximately $5.64 and $5.63 per MMBTU, respectively. Natural gas pricing was $5.31 at June 30, 2003 compared to $3.17 at June 30, 2002. The level of natural gas prices directly affects profitability of our nitrogen-based products. During late May 2003, the Company elected to reduce production at the East Dubuque nitrogen-production facility by a third in light of market conditions.

Results of Operations

Three months ended June 30, 2003 compared to three months ended June 30, 2002

The following table and discussion provides information regarding Royster-Clark’s statement of operations as a percentage of net sales.

	Three Months ended June 30,
	2003	2002
Net sales	100.0%	100.0
Cost of sales	81.0	79.0

Gross profit	19.0	21.0
Selling, general and administrative expenses	8.4	9.0

Operating income	10.6	12.0
Interest expense	(1.5)	(1.6)

Income before income taxes	9.1	10.4
Income tax expense	5.0	4.0

Net income	4.1%	6.4

Net sales.    Royster-Clark’s net sales were $503.0 million for the second quarter of 2003 compared to $470.5 million for the same period in 2002, an increase of $32.5 million, or 6.9%. The increase in net sales resulted predominantly from approximately $40.2 million in market related price increases. Higher natural gas cost was the prime driver in this price appreciation. Net sales decreased by $7.7 million due to lower volume of various product groups that partially offset the sales price increase. The change in sales resulted from the following factors:

•	Market related sales price appreciation of nitrogen products accounted for approximately $28.2 million of the $40.2 million total price appreciation. Nitrogen products are used in both liquid and dry blended fertilizers. Sales prices also increased in granulated and blended fertilizers and various fertilizer materials.
•	Net sales volume decreases of $7.7 million resulted from wet field conditions through large areas of the Southeast and Midwest market areas. Because of the limited time available to plant, certain product groups sustained volume decreases while some product group experienced volume increases. Sales decreased by $9.1 million in crop protection products, $4.0 million in phosphates and $4.3 million in various other fertilizer materials and application service revenues. Partially offsetting the sales decrease were increases in volume in granulated and blended fertilizer of $3.0 million, seed of $2.9 million, $3.8 million of nitrogen and potash fertilizer materials and other revenues. Decreases in crop protection and application revenues resulted from farmers shifting crops from corn to soybeans.

Gross profit.    Gross profit was $95.4 million for the second quarter of 2003 compared to $98.6 million for the same period in 2002, a decrease of $3.2 million, or 3.2%. The decrease in gross profit resulted from higher costs of crop protection products for the quarter, higher cost of natural gas for the Company’s nitrogen-manufacturing facility at East Dubuque, IL, and from pricing factors and the various sales volume changes discussed above. Gross margin was 19.0% for the second quarter of 2003 compared to 21.0% for the same period in 2002. The decrease in gross margin of 2.0% was predominantly due to the sales price and cost changes discussed above.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $41.8 million for the second quarter of 2003 compared to $42.2 million for the same period in 2002, a decrease of $0.4 million, or 0.9%. The decrease in selling, general and administrative expenses resulted from the following major factors:

•	Expenses were approximately $1.7 million lower compared to 2002 due to cost savings measures, volume related expenses including repairs, supplies, services, telephone, seasonal labor and overtime, increased capitalization of production and logistic costs to inventory and other expenses supporting sales.
•	Rent expense was approximately $0.3 million lower than the comparable period last year due to improved utilization of equipment and lengthened use of equipment.

The decrease in selling, general and administrative expenses was partially offset by the following major factors:

•	Medical insurance costs were $1.0 million higher than last year due to increased medical industry costs, higher utilization of healthcare benefits by employees and an increase in the number of large claims.
•	General liability and property insurance expenses were approximately $0.4 million higher in 2003 compared to 2002 due to rising costs of insurance coverage in the market place.
•	Amortization expense was approximately $0.3 million higher due to amortization of various other assets.

Quarterly selling, general and administrative expenses as a percent of net sales fluctuate widely within the fiscal year due to the seasonal nature of sales volumes with selling, general and administrative expenses exhibiting less seasonal fluctuations.

Operating income.    Operating income was $53.4 million for the second quarter of 2003 compared to $56.2 million for the same period in 2002, a decrease of $2.8 million, or 5.0%. Operating income as a percentage of net sales was 10.6% for the second quarter in 2003 compared to 12.0% for the same period in 2002 due to sales price and cost increases described above.

Interest expense.    Interest expense was $7.4 million for the second quarter in 2003 compared to $7.3 million for the same period in 2002, an increase of $0.1 million, or 1.4%. The increase in interest expense was due to non-cash interest expense on vendor notes payable of $0.2 million and increased interest of $0.2 million due to higher average borrowings on the credit facility of $9.1 million during the second quarter. Higher average daily borrowings for the quarter were used to finance higher cost inventory resulting predominantly from higher natural gas prices. Lower interest rates on the senior secured credit facility of approximately 0.13% and interest bearing customer deposits resulted in approximately $0.3 million less expense in 2003 as compared to 2002.

Income tax expense.    Income tax expense was $25.3 million for the second quarter of 2003 compared to $18.6 million for the same period in 2002, an increase of $6.7 million. The effective tax rate was 55.1% for the second quarter of 2003 compared to 38.1% for the same period in 2002. The increase in income tax expense and the effective tax rate was due to establishing a $7.5 million valuation allowance against net deferred income tax assets as required by SFAS No. 109, “Accounting for Income Taxes.”

Net income.    Net income was $20.7 million for the second quarter of 2003 compared to $30.3 million for the same period in 2002, a decrease of $9.6 million, resulting from the fluctuations noted above.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

The following table and discussion provides information regarding Royster-Clark’s statement of operations as a percentage of net sales.

	Six Months ended June 30,
	2003	2002
Net sales	100.0%	100.0
Cost of sales	81.9	80.7

Gross profit	18.1	19.3
Selling, general and administrative expenses	12.4	13.0
Loss on disposal of property, plant and equipment, net	0.1	—

Operating income	5.6	6.3
Interest expense	(2.2)	(2.3)

Income before income taxes	3.4	4.0
Income tax expense	2.5	1.6

Net income	0.9%	2.4

Net sales.    Royster-Clark’s net sales were $653.3 million for the first six months of 2003 compared to $628.5 million for the same period in 2002, an increase of $24.8 million, or 3.9%. The increase in net sales resulted predominantly from approximately $50.3 million in market related price increases. Increased natural gas cost was the prime driver in this price appreciation. Net sales decreased by $25.5 million due to lower sales volume of various product groups that partially offset the sales price increases. The change in sales resulted from the following factors:

•	Market related sales price appreciation of nitrogen products accounted for approximately $34.7 million of the $50.3 million total price appreciation. Nitrogen products are used in both liquid and dry blended fertilizers. Sales prices also increased in granulated and blended fertilizers and various fertilizer materials and to a lesser extent, crop protection and seed products.
•	Net sales volume decreases were a net of $25.5 million resulted from wet field conditions through much of the Southeast and Midwest market areas. Decreased sales were encountered over most product groups in these market areas. Crop protection, blended and granulated fertilizers and phosphate products accounted for approximately $19.6 million of the total sales volume decreases with the balance of the net decreases spread over several product groups. Sales volumes of nitrogen, potash, and seed products increased to partially offset the decreased sales from other product groups with sales increases of approximately $3.3 million. Last year during the first six months, our Southeast market areas experienced more favorable weather conditions allowing earlier planting and fieldwork, contrasted with this year’s above normal rains in portions of these regions. Lengthy periods of rains curtailed planting and fertilizing in many of the Company’s market areas described above.

Gross profit.    Gross profit was $118.3 million for the first six months of 2003 compared to $121.4 million for the same period in 2002, a decrease of $3.1 million, or 2.6%. The decrease in gross profit resulted from higher costs of crop protection products for the second quarter, higher cost of natural gas for the Company’s nitrogen-manufacturing facility at East Dubuque, IL, higher costs were incurred due to the earlier than planned maintenance turnaround during the first quarter at the East Dubuque manufacturing plant and from pricing factors and the various sales volume changes discussed above. Gross margin was 18.1% for the first six months of 2003 compared to 19.3% for the same period in 2002. The decrease in gross margin of 1.2% was predominantly due to the sales price and cost changes discussed above.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $81.3 million for the first six months of 2003 compared to $82.0 million for the same period in 2002, a decrease of $0.7 million, or 0.9%. The decrease in selling, general and administrative expenses resulted from the following major factors:

•	Expenses were approximately $2.7 million lower compared to 2002 due to cost savings measures initiated in 2002, volume related expenses including repairs, supplies, services, telephone, seasonal labor and overtime, increased capitalization of production and logistic costs to inventory and other expenses supporting sales.
•	Rent expense was approximately $0.7 million lower than the comparable period last year due to improved utilization of equipment and lengthened use of equipment.
•	Depreciation expense was approximately $0.3 million lower due to depreciation from capital spending compared to lower depreciation from fully depreciated assets.

The decrease in selling, general and administrative expenses was partially offset by the following major factors:

•	Medical insurance costs were $1.4 million higher than last year due to increased medical industry costs, higher utilization of healthcare benefits by employees and an increase in the number of large claims.
•	General liability and property insurance expenses were approximately $0.9 million higher in 2003 compared to 2002 due to rising costs of insurance coverage in the market place.
•	Amortization expense was approximately $0.7 million higher due to amortization of various other assets and the write-off of deferred financing costs associated with the amendment to the senior secured credit facility.

Operating income.    Operating income was $36.5 million for the first six months of 2003 compared to $39.3 million for the same period in 2002, a decrease of $2.8 million, or 7.1%. Operating income as a percentage of net sales was 5.6% for the first six months in 2003 compared to 6.3% for the same period in 2002 due to lower gross profits discussed above.

Interest expense.    Interest expense was $14.4 million for the first six months of 2003 and 2002. Interest expense increased by $0.5 million due to non-cash interest expense on vendor notes payable and $0.1 million in increased interest due to higher average borrowings on the credit facility of $4.7 million for the first six months. Higher average daily borrowings for the first six months were used to finance higher cost inventory resulting predominantly for higher natural gas prices. Lower average interest rates on the senior secured credit facility of approximately 0.32% and interest bearing customer deposits resulted in approximately $0.5 million less expense in 2003 as compared to 2002. Lower interest bearing customer deposits contributed $0.1 million to lower interest expense for the first six months.

Income tax expense.    Income tax expense was $16.1 million for the first six months of 2003 compared to $9.5 million for the same period in 2002, an increase of $6.6 million. The effective tax rate was 73.1% for the first six months of 2003 compared to 38.2% for the same period in 2002. The increase in income tax expense and the effective tax rate was due to establishing a $7.5 million valuation allowance against net deferred income tax assets as required by SFAS No. 109, “Accounting for Income Taxes.”

Net income.    Net income was $5.9 million for the first six months of 2003 compared to $15.4 million for the same period in 2002, a decrease of $9.5 million, resulting from the fluctuations noted above.

Liquidity and Capital Resources

Our primary capital requirements are for working capital, debt service, capital expenditures and possible acquisitions. For day-to-day liquidity requirements, we operate with a $205 million senior secured credit facility

(“credit facility”) with a consortium of banks. The credit facility expires in April 2004. At June 30, 2003, the borrowing base provisions under the facility supported a borrowing availability in excess of the $205 million credit facility, from which we had drawn $176.1 million. This facility includes up to $10.0 million for letters of credit. This facility contains financial and operational covenants and other restrictions with which we must comply, including a requirement to maintain certain financial ratios and limitations on our ability to incur additional indebtedness. As of June 30, 2003, we met our covenants and we continue to be in compliance with the requirements of this credit facility. Under terms of the Third Amendment to the Revolving Credit Agreement, the Company is required to obtain a firm commitment for a new credit facility by September 30, 2003. The Company has reached agreement in principle with a consortium of banks for a new credit line of $225 million. The consortium of banks is now engaged in due diligence that is customary for arrangements of this size. We anticipate a smooth transition to the replacement credit agreement. The Company intends to repay amounts outstanding under the current credit facility when a new credit agreement is closed.

From time to time, we review our financing needs and capital structure. As a result of our review, we may periodically explore alternatives to our current financing, including the issuance of additional long-term debt, refinancing our credit facility and other restructuring or financings. In addition, we may from time to time seek to retire our outstanding First Mortgage Notes in open market purchases, privately negotiated transactions or otherwise. These repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amount of repurchases of our First Mortgage Notes may be material and may involve significant amounts of our cash and debt availability.

Net cash provided by operating activities for the six months ended June 30, 2003 was $27.2 million compared to net used in operating activities of $26.9 million for the comparable period in 2002, an increase in net cash provided of $54.1 million. The most significant component of higher cash flows used in operating activities was movement in operating assets and liabilities of $54.9 million. Trade accounts receivable, other receivables and accounts payables were the largest components totaling $49.7 million of cash provided by changes in inventory, accrued expenses, prepaid expenses and other working capital items making up the balance of the change.

Net cash used in investing activities amounted to $7.0 million in 2003 compared to $3.2 million in 2002, an increase of $3.8 million. The increase in net cash used in investing activities resulted from:

•	Increased capital expenditures of $4.2 million in 2003 and
•	Increased proceeds from the sale of property, plant and equipment of $0.4 million in 2003 compared to 2002.

Capital expenditures were $8.1 million for the six months ended June 30, 2003 compared with $3.9 million for the six months ended June 30, 2002. These capital expenditures were primarily for facility improvements and machinery and equipment replacement projects. We estimate total capital expenditures, excluding potential acquisitions, for 2003 will range from $10.0 to $13.0 million.

Net cash used in financing activities totaled $20.8 million compared to $29.4 million provided by financing activities in 2002, an increase of $50.2 million in net cash used in financing activities. Increased cash used in financing activities in 2003 compared to 2002 resulted primarily from net higher payments to the credit facility of $32.1 million and payments of $22.2 million on vendor financing note compared to 2002 due to increased cash provided by trade and other receivables and accounts payable. These decreases in cash provided were partially offset by lower principal payments on long-term debt of $5.0 million in 2003 compared to 2002.

Net working capital, excluding current installments of long-term debt at June 30, 2003 totaled $85.5 million versus $209.0 million at December 31, 2002, a decrease of $123.5 million. This decrease resulted primarily from the classification of the credit facility as a current liability. The Company anticipates repaying the entire balance before its expiration in April 2004. Other working capital items fluctuated in normal seasonal movement of operating assets and liabilities with decreases in customer deposits and inventory and increases in trade accounts receivable. Fluctuations in deferred tax assets resulted primarily from a $7.5 million valuation allowance against net deferred income tax assets established as required by SFAS No. 109, “Accounting for Income Taxes.” Working capital changes are summarized in the table below.

Working capital decreases:
Senior secured credit facility	$176.1
Inventory	75.8
Deferred income taxes	9.2
Other receivables	5.5

Total decreases	266.6

Working capital increases:
Trade accounts receivable	89.1
Customer deposits	30.9
Notes payable	21.7
Other working capital increases	1.4

Total increases	143.1

Net decrease	$123.5

Recently Issued Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”

On April 30, 2003, the Financial Accounting Standards Board issued SFAS No. 149. This statement amends SFAS No. 133 for decisions made: (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. Management does not believe that the adoption of SFAS No. 149 will have any impact on its financial position or results of operations.

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

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk due to changes in natural gas prices. Natural gas is a raw material used in the production of various nitrogen-based products that the Company either manufactures at its East Dubuque plant or purchases from vendors. Market prices of nitrogen-based products are affected by changes in natural gas prices as well as supply and demand and other factors. As a normal course of business, the Company purchases nitrogen-based products during the winter and early spring to supply its needs during the high sales volume spring season. Nitrogen-based inventory remaining at the end of the spring season will be subject to market risk due to changes in natural gas prices and supply and demand. Changes in levels of natural gas prices and market prices of nitrogen-based products can materially affect the Company’s financial position and results of operations. The Company has experienced no difficulties in securing supplies of natural gas, however, natural gas is purchased at market prices and such purchases are subject to price volatility. The Company does not currently engage in any commodity hedging activities with respect to its natural gas purchases. We do not hold or issue derivative financial instruments for trading purposes for natural gas.

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

At June 30, 2003, the Company’s exposure to market risk factors had not materially changed from December 31, 2002.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors over financial reporting or in other factors during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2.    OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K

(a)(1)    Financial Statements:

The following condensed consolidated financial statements are included in Part 1, Item 1, of this Form 10-Q:

Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002

Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2003 and 2002

Condensed Consolidated Statements of Cash Flow for the Six Months ended June 30, 2003 and 2002

(2)    Financial Statement Schedules: None.

(3)    Exhibits:

3.01	Restated Certificate of Incorporation of the Company. †
3.02	Certificate of Amendment of Restated Certificate of Incorporation of the Company. †
3.03	Amended and Restated Bylaws of the Company. †
4.01	Indenture dated as of April 22, 1999 by and among the Company, the Guarantors, and the United States Trust Company of New York, as Trustee. †
4.02	Form of 10 1/4% First Mortgage Note Due 2009 (Included in Exhibit 4.01)†
10.01	Credit Agreement dated as of April 22, 1999 by and among the Company, the Guarantors, various lenders, DLJ Capital Funding, as arranger and syndication agent, J.P. Morgan Securities Inc., as documentation agent and U.S. Bancorp Ag Credit, Inc., as administrative agent. †
10.03	Supply Agreement dated as of April 22, 1999 among IMC Kalium Ltd., IMC-Agrico Company and the Company. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. †
10.04	Company Employee Savings and Investment Plan. †
10.05	Royster-Clark Group, Inc. 1999 Restricted Stock Purchase and Option Plan. †
10.06	Employment Agreement dated as of April 22, 1999 by and among Francis P. Jenkins, Jr., Royster-Clark Group, Inc. and Royster-Clark, Inc. †
10.14	Amendment Agreement dated August 18, 2000 amending Credit Agreement. ††
10.15	Second Amendment to Revolving Credit Agreement among Royster-Clark, Inc., various financial institutions, DLJ Capital Funding, J.P. Morgan Securities, Inc., and U.S. Bancorp, Ag Credit, Inc. †††
10.16	Employment Agreement dated as of December 1, 1999 between Royster-Clark, Inc. and G. Kenneth Moshenek. ††††
10.18	Form of Waiver and Consent dated May 6, 2002 under the Revolving Credit Agreement by and among Royster-Clark, Inc. and various financial institutions ‡

†	Incorporated by reference to Registration Statement on Form S-4 (Reg. No.: 333-81235) where it has been filed as an Exhibit.
††	Incorporated by reference to Exhibit No. 10.14 to Form 10Q for the quarterly period ended June 30, 2000 (Reg. No.: 333-81235) filed on August 21, 2000.
†††	Incorporated by reference to Exhibit No 10.15 to Form 10Q for the quarterly period ended September 30, 2000 (Reg. No.: 333-81235) filed on November 14, 2000.
††††Incorporated	by reference to identically numbered exhibit to Form 10K for the annual period ended December 31, 2000 (Reg. No.: 333-81235) filed on April 2, 2001.
‡	Incorporated by reference to Exhibit No 10.18 to Form 10Q for the quarterly period ended June 30, 2002 (Reg. No.: 333-81235) filed on May 14, 2002.

10.19	Third Amendment to Revolving Credit Agreement among Royster-Clark, Inc., various financial institutions, DLJ Capital Funding, J.P. Morgan Securities, Inc., and U.S. Bancorp, Ag Credit, Inc dated March 25, 2003. ‡‡
10.20	Employment Agreement dated as of December 1, 1999 between Royster-Clark, Inc. and Paul M. Murphy. ‡‡
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Royster-Clark, Inc. *
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Royster-Clark, Inc. *
32.01	Section 1350 Certifications. *

(b)    Reports on Form 8-K

On May 19, 2003 we filed a report on Form 8-K which reported under Item 9, the issuance of a press release which reported operating and financial results for the first quarter ended March 31, 2003 and furnished a copy of the earnings release to the Commission.

‡‡	Incorporated by reference to identically numbered exhibit to Form 10K for the annual period ended December 31, 2002 (Reg. No.: 333-81235) filed on March 28, 2003.
*	Filed herein.

S IGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYSTER-CLARK, INC.

/s/ JOEL F. DUNBAR
Joel F. Dunbar Vice President, Assistant Secretary and Controller (on behalf of the Registrant and as Chief Accounting Officer)

.

DATE:  August 14, 2003