Form 10-Q
period 2003-09-30
ROYSTER-CLARK INC
filed 2003-11-14
CIK 1088893

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 14, 2003

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the  Act). ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the last practical date: Not Applicable

ROYSTER-CLARK, INC.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Report, the words “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “hope,” “may” and similar expressions, as well as “will,” “shall” and other indications of future tense, are intended to identify forward-looking statements. Similarly, statements that describe the Company’s future plans, objectives, targets or goals are also forward-looking statements. The forward-looking statements are based on our current expectations and speak only as of the date made. These forward-looking statements involve known and unknown risks, uncertainties and other factors that in some cases have affected our historical results and could cause actual results in the future to differ significantly from the results anticipated in forward-looking statements made in this Report. Important factors that could cause a material effect include, but are not limited to, (i) changes in matters which affect the global supply and demand of fertilizer products, (ii) the volatility of the natural gas markets, (iii) a variety of conditions in the agricultural industry such as grain prices, planted acreage, projected grain stocks, U.S. government policies, weather and changes in agricultural production methods, (iv) possible unscheduled plant outages and other operating difficulties, (v) price competition and capacity expansions and reductions from both domestic and international producers, (vi) the relative unpredictability of national and local economic conditions within the markets we serve, (vii) environmental regulations, (viii) other important factors affecting the fertilizer industry, (ix) fluctuations in interest rates, (x) volatility in the bond markets and (xi) other factors referenced in the Company’s Reports and registration statements filed with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements.

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

PART 1.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

(Dollars in thousands)

	September 30,	December 31,
Assets	2003	2002
Current assets:
Cash	$462	982
Trade accounts receivable, net of allowance for doubtful accounts of $5,524 and $6,118 at September 30, 2003 and December 31, 2002, respectively	106,028	96,177
Other receivables	38,684	36,653
Inventories	180,098	252,435
Prepaid expenses and other current assets	2,898	2,326
Deferred income taxes	—	9,206

Total current assets	328,170	397,779
Property, plant and equipment, net	171,365	182,267
Goodwill	16,540	16,540
Deferred income taxes	—	7,373
Deferred financing costs, net	6,916	8,400
Other assets, net	4,871	5,653

	$527,862	618,012

Liabilities and Stockholder's Equity
Current liabilities:
Senior secured credit facility	$152,470	—
Current installments of long-term debt	165	172
Note payable	—	21,740
Customer deposits	27,149	57,200
Accounts payable	45,340	82,303
Accrued expenses and other current liabilities	28,041	27,535

Total current liabilities	253,165	188,950
Senior secured credit facility	—	143,121
10 1/4% First Mortgage Notes due 2009	200,000	200,000
Long-term debt, excluding current installments	188	201
Other long-term liabilities	9,021	9,463

Total liabilities	462,374	541,735

Stockholder's equity:
Common stock, no par value. Authorized 350,000 shares; 1 share issued and outstanding	—	—
Additional paid-in capital	88,599	88,599
Accumulated deficit	(22,467)	(11,678)
Accumulated other comprehensive loss	(644)	(644)

Total stockholder's equity	65,488	76,277

	$527,862	618,012

See accompanying notes to condensed consolidated financial statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Dollars in thousands)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2003	2002	2003	2002
Net sales	$145,133	125,382	798,392	753,840
Cost of sales	117,261	100,014	652,220	607,051

Gross profit	27,872	25,368	146,172	146,789
Selling, general and administrative expenses	36,983	37,707	118,249	119,661
Loss (gain) on disposal of property, plant and equipment, net	148	(75)	694	88

Operating income (loss)	(9,259)	(12,264)	27,229	27,040
Interest expense	(7,332)	(7,307)	(21,745)	(21,726)
Gain on sales of natural gas contracts	—	1,893	—	1,893

Income (loss) before income taxes	(16,591)	(17,678)	5,484	7,207
Income tax expense (benefit)	—	(6,652)	16,131	2,861

Net income (loss)	$(16,591)	(11,026)	(10,647)	4,346

See accompanying notes to condensed consolidated financial statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Dollars in thousands)

	Nine Months ended
	September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(10,647)	4,346

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	2,508	2,223
Depreciation and amortization	20,665	20,506
Loss on disposal of property, plant and equipment	694	88
Write-off of deferred financing costs	227	—
Amortization of imputed interest	487	—
Gain on sale of natural gas contracts	—	(1,893)
Deferred income tax expense	16,579	2,087
Changes in operating assets and liabilities increasing (decreasing) cash:
Trade accounts receivable	(12,359)	(27,286)
Other receivables	(2,031)	(17,119)
Inventories	72,337	69,045
Prepaid expenses and other current assets	(572)	(371)
Other assets	(98)	(564)
Accounts payable	(36,963)	(42,399)
Accrued expenses and other current liabilities	506	(2)
Other long-term liabilities	(442)	(209)

Total adjustments	61,538	4,106

Net cash provided by operating activities	50,891	8,452

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	1,832	1,589
Purchases of property, plant and equipment	(9,639)	(5,522)

Net cash used in investing activities	(7,807)	(3,933)

Cash flows from financing activities:
Proceeds from senior secured credit facility	279,741	275,767
Payments on senior secured credit facility	(270,392)	(233,207)
Principal payments on long-term debt	(20)	(5,062)
Payments on vendor financing note	(22,227)	—
Dividend paid to Royster-Clark Group, Inc.	(142)	—
Net decrease in customer deposits	(30,051)	(42,602)
Payment of deferred financing costs	(513)	—

Net cash used in financing activities	(43,604)	(5,104)

Net decrease in cash	(520)	(585)
Cash at beginning of period	982	997

Cash at end of period	$462	412

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$16,252	16,729

Cash paid during the period for income taxes	$1,195	277

See accompanying notes to condensed consolidated financial statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)

SEPTEMBER 30, 2003

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

The information presented as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002 is unaudited, and reflects all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s financial position as of September 30, 2003 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2003 and 2002. The December 31, 2002 balance sheet information was derived from the audited Consolidated Financial Statements for the year ended December 31, 2002.

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

(2)	Inventories

Inventories at September 30, 2003 and December 31, 2002 consist of the following:

	September 30,	December 31,
	2003	2002
Crop protection products	$67,332	116,116
Fertilizers	18,334	33,890
Raw materials	70,114	64,803
Seeds	9,445	21,901
Sundries and other	14,873	15,725

	$180,098	252,435

(3)	Goodwill and Other Assets

There were no changes in the carrying amount of goodwill for the three months and nine months ended September 30, 2003.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2003

(Dollars in thousands)

The gross carrying value and accumulated amortization of major classes of intangible assets as of September 30, 2003 and December 31, 2002 are as follows:

	September 30, 2003
	Gross
	carrying	Accumulated
	amount	amortization	Net
Amortizing intangible assets:
Technology and patent license	$4,102	1,046	3,056
Noncompete agreements	1,703	1,194	509
Other	431	196	235

Total	$6,236	2,436	3,800

	December 31, 2002
	Gross
	carrying	Accumulated
	amount	amortization	Net
Amortizing intangible assets:
Technology and patent license	$4,102	605	3,497
Noncompete agreements	1,870	967	903
Other	478	205	273

Total	$6,450	1,777	4,673

Amortization expense of intangible assets amounted to $292 and $127 for the three months ended September 30, 2003 and 2002, respectively and $881 and $369 for the nine months ended September 30, 2003 and 2002, respectively. During the nine months ended September 30, 2003, fully amortized intangible assets of $222 were written off.

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

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2003

(Dollars in thousands)

In connection with the acquisitions of AgriBusiness and Royster-Clark (Predecessor Company), the Company obtained indemnities for certain claims related to environmental matters that existed or arose prior to the acquisitions. The indemnities related to AgriBusiness are subject to a $4,500 deductible, an overall cap on all indemnities of approximately $27,000, and certain time limitations. The indemnities related to Royster Clark, Inc. (Predecessor Company) are subject to a deductible of $2,000, certain time limitations and an overall cap of $5,000 on all indemnities. In addition, Royster-Clark, Inc. (Predecessor Company) had obtained indemnities from Lebanon Chemical Corporation (LCC) for certain claims related to environmental matters that existed at sites acquired from LCC in December 1998. The Company also obtained indemnities from the former stockholder of Alliance for environmental conditions identified as of the date of acquisition.

The Company has recorded environmental liabilities at September 30, 2003 and December 31, 2002 for the estimated cost of cleanup efforts of identified contamination or site characterization, which total $3,119 and $3,260, respectively, and are included in other long-term liabilities in the accompanying condensed consolidated balance sheets. Actual cash expenditures during the three months ended September 30, 2003 and 2002 were $5 and $107, respectively and $141 and $153 for the nine months ended September 30, 2003 and 2002, respectively. These liabilities do not take into account any claims for recoveries from insurance or third parties and are not discounted. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainty in evaluating environmental exposures.

(5)	Senior Secured Credit Facility

The Company maintains a senior secured credit facility (“credit facility”) that expires in April 2004. Accordingly, the entire outstanding balance of the credit facility totaling $152,470 at September 30, 2003 has been classified as a current liability in the accompanying condensed consolidated balance sheets. Under terms of the Third Amendment to the Revolving Credit Agreement, the Company was required to obtain a firm commitment for a new credit facility by September 30, 2003. The Company has obtained a firm commitment from a consortium of three banks for a new senior secured credit facility. The Company intends to repay amounts outstanding under the current credit facility when the new credit agreement is closed.

The credit facility is subject to certain covenants, including limitations on additional indebtedness, limitations on liens, limitations on capital expenditures and maintenance of certain required financial ratios. As a result of the valuation allowance for deferred income tax assets established at June 30, 2003 (see note 6 below), the Company was not in compliance with the net worth covenant required under the credit facility as of September 30, 2003. In November 2003, the consortium of lenders waived their rights with respect to this specific event of default. In consideration for the waiver, the Company will be required to pay a small work fee in the fourth quarter.

(6)	Income Taxes

At June 30, 2003, the Company had net deferred income tax assets of $7,548 prior to any valuation allowance. As a result of the Company’s cumulative losses incurred in recent years, the Company has concluded that, in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, that a valuation allowance for the full amount of the deferred income tax assets should be recorded. As a result, the Company recorded a valuation allowance of $7,548 during the three months ended June 30, 2003. Beginning July 1, 2003, the Company ceased recognizing net deferred tax benefits associated with net operating losses due to the Company’s cumulative losses incurred in recent years in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2003

(Dollars in thousands)

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

The following tables present the condensed financial data of Royster-Clark and its guarantor subsidiaries as of September 30, 2003 and December 31, 2002 and for the three and nine month periods ended September 30, 2003 and 2002.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2003

(Dollars in thousands)

Balance Sheet Data as of September 30, 2003:

	Royster-	Guarantor
	Clark, Inc.	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash	$42	420	—	462
Trade accounts receivable, net	—	107,312	(1,284)	106,028
Other receivables	2,748	49,900	(13,964)	38,684
Inventories	—	180,098	—	180,098
Prepaid expenses and other current assets	—	2,898	—	2,898

Total current assets	2,790	340,628	(15,248)	328,170
Property, plant and equipment, net	9,823	161,542	—	171,365
Goodwill	12,012	4,528	—	16,540
Deferred financing costs, net	6,916	—	—	6,916
Other assets, net	15	4,856	—	4,871
Investment in subsidiaries	411,420	—	(411,420)	—

Total assets	$442,976	511,554	(426,668)	527,862

Current liabilities:
Senior secured credit facility	$152,470	—	—	152,470
Current installments of long-term debt	—	165	—	165
Customer deposits	—	27,149	—	27,149
Accounts payable	—	60,588	(15,248)	45,340
Accrued expenses and other current liabilities	11,568	16,473	—	28,041

Total current liabilities	164,038	104,375	(15,248)	253,165
10 1/4% First Mortgage Notes	200,000	—	—	200,000
Long-term debt, excluding current installments	—	188	—	188
Other long-term liabilities	426	8,595	—	9,021

Total liabilities	364,464	113,158	(15,248)	462,374

Stockholder's equity:
Common stock	—	—	—	—
Additional paid-in capital	78,599	421,420	(411,420)	88,599
Accumulated deficit	(87)	(22,380)	—	(22,467)
Accumulated other comprehensive loss	—	(644)	—	(644)

Total stockholder's equity	78,512	398,396	(411,420)	65,488

Total liabilities and stockholder's equity	$442,976	511,554	(426,668)	527,862

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2003

(Dollars in thousands)

Balance Sheet Data as of December 31, 2002:

	Royster-	Guarantor
	Clark, Inc.	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash	$42	940	—	982
Trade accounts receivable, net	—	98,575	(2,398)	96,177
Other receivables	4,369	51,545	(19,261)	36,653
Inventories	—	252,435	—	252,435
Prepaid expenses and other current assets	—	2,326	—	2,326
Deferred income taxes	9,206	—	—	9,206

Total current assets	13,617	405,821	(21,659)	397,779
Property, plant and equipment, net	11,028	171,239	—	182,267
Goodwill	12,012	4,528	—	16,540
Deferred income taxes	7,373	—	—	7,373
Deferred financing costs, net	8,400	—	—	8,400
Other assets, net	35	5,618	—	5,653
Investment in subsidiaries	377,754	—	(377,754)	—

Total assets	$430,219	587,206	(399,413)	618,012

Current liabilities:
Current installments of long-term debt	$—	172	—	172
Note payable	—	21,740	—	21,740
Customer deposits	—	57,200	—	57,200
Accounts payable	—	103,962	(21,659)	82,303
Accrued expenses and other current liabilities	7,983	19,552	—	27,535

Total current liabilities	7,983	202,626	(21,659)	188,950
Senior secured credit facility	143,121	—	—	143,121
10 1/4% First Mortgage Notes	200,000	—	—	200,000
Long-term debt, excluding current installments	—	201	—	201
Other long-term liabilities	465	8,998	—	9,463

Total liabilities	351,569	211,825	(21,659)	541,735

Stockholder's equity:
Common stock	—	—	—	—
Additional paid-in capital	78,599	387,754	(377,754)	88,599
Retained earnings (accumulated deficit)	51	(11,729)	—	(11,678)
Accumulated other comprehensive loss	—	(644)	—	(644)

Total stockholder's equity	78,650	375,381	(377,754)	76,277

Total liabilities and stockholder's equity	$430,219	587,206	(399,413)	618,012

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2003

(Dollars in thousands)

Statement of Operations Data for the three and nine months ended September 30, 2003 and 2002:

	Royster-	Guarantor
Three Months ended September 30, 2003	Clark, Inc.	Subsidiaries	Eliminations	Consolidated
Net sales	$875	162,912	(18,654)	145,133
Cost of sales	104	131,176	(14,019)	117,261

Gross profit	771	31,736	(4,635)	27,872
Selling, general and administrative expenses	240	41,378	(4,635)	36,983
Loss on disposal of property, plant and equipment, net	21	127	—	148

Operating income (loss)	510	(9,769)	—	(9,259)
Interest expense	(509)	(6,823)	—	(7,332)

Income (loss) before income taxes	1	(16,592)	—	(16,591)
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$1	(16,592)	—	(16,591)

Three Months ended September 30, 2002
Net sales	$943	140,623	(16,184)	125,382
Cost of sales	104	111,619	(11,709)	100,014

Gross profit	839	29,004	(4,475)	25,368
Selling, general and administrative expenses	296	41,886	(4,475)	37,707
Loss (gain) on disposal of property, plant and equipment, net	40	(115)	—	(75)

Operating income (loss)	503	(12,767)	—	(12,264)
Interest expense	(502)	(6,805)	—	(7,307)
Gain on sales of natural gas contracts	—	1,893	—	1,893

Income (loss) before income taxes	1	(17,679)	—	(17,678)
Income tax benefit	—	(6,652)	—	(6,652)

Net income (loss)	$1	(11,027)	—	(11,026)

Nine Months ended September 30, 2003
Net sales	$2,748	849,766	(54,122)	798,392
Cost of sales	312	692,066	(40,158)	652,220

Gross profit	2,436	157,700	(13,964)	146,172
Selling, general and administrative expenses	746	131,467	(13,964)	118,249
Loss on disposal of property, plant and equipment, net	182	512	—	694

Operating income	1,508	25,721	—	27,229
Interest expense	(1,503)	(20,242)	—	(21,745)

Income before income taxes	5	5,479	—	5,484
Income tax expense	2	16,129	—	16,131

Net income (loss)	$3	(10,650)	—	(10,647)

Nine Months ended September 30, 2002
Net sales	$2,744	804,038	(52,942)	753,840
Cost of sales	315	645,812	(39,076)	607,051

Gross profit	2,429	158,226	(13,866)	146,789
Selling, general and administrative expenses	887	132,679	(13,905)	119,661
Loss on disposal of property, plant and equipment, net	52	36	—	88

Operating income	1,490	25,511	39	27,040
Interest expense	(1,485)	(20,241)	—	(21,726)
Gain on sales of natural gas contracts	—	1,893	—	1,893

Income before income taxes	5	7,163	39	7,207
Income tax expense	2	2,859	—	2,861

Net income	$3	4,304	39	4,346

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2003

(Dollars in thousands)

Statement of Cash Flow Data for the nine months ended September 30, 2003 and 2002:

	Royster-	Guarantor
Nine Months ended September 30, 2003	Clark, Inc.	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(8,764)	59,655	—	50,891

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	70	1,762	—	1,832
Purchases of property, plant and equipment	—	(9,639)	—	(9,639)

Net cash provided by (used in) investing activities	70	(7,877)	—	(7,807)

Cash flows from financing activities:
Proceeds from senior secured credit facility	279,741	—	—	279,741
Payments on senior secured credit facility	(270,392)	—	—	(270,392)
Principal payments on long-term debt	—	(20)	—	(20)
Payments on vendor financing note	—	(22,227)	—	(22,227)
Dividend to Royster-Clark Group, Inc.	(142)	—	—	(142)
Net decrease in customer deposits	—	(30,051)	—	(30,051)
Payment of deferred financing costs	(513)	—	—	(513)

Net cash provided by (used in) financing activities	8,694	(52,298)	—	(43,604)

Net decrease in cash	—	(520)	—	(520)
Cash at beginning of period	42	940	—	982

Cash at end of period	$42	420	—	462

Nine Months ended September 30, 2002
Net cash provided by (used in) operating activities	$(42,623)	51,075	—	8,452

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	67	1,522	—	1,589
Purchases of property, plant and equipment	—	(5,522)	—	(5,522)

Net cash provided by (used in) investing activities	67	(4,000)	—	(3,933)

Cash flows from financing activities:
Proceeds from senior secured credit facility	275,767	—	—	275,767
Payments on senior secured credit facility	(233,207)	—	—	(233,207)
Principal payments on long-term debt	(4)	(5,058)	—	(5,062)
Net decrease in customer deposits	—	(42,602)	—	(42,602)

Net cash provided by (used in) financing activities	42,556	(47,660)	—	(5,104)

Net decrease in cash	—	(585)	—	(585)
Cash at beginning of period	42	955	—	997

Cash at end of period	$42	370	—	412

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

Weather conditions can significantly affect our results of operations, both for quarterly reporting and on an annual basis. Adverse weather conditions during the planting season may force farmers to either delay or abandon their planting, or change to another crop, which may lead to lower use of fertilizer, seed and crop protection products. During the first and second quarters, several of the Company’s market areas in the Southeast and Midwest regions have experienced lengthy periods of rainfall compared to the comparable period in 2002. This rainfall has curtailed the farmer’s ability to complete planting and typical fertilizing activities and in some cases has influenced farmers to switch crops and or curtail intended planting. The rainfall has also delayed or curtailed the application of various crop protection products on several different crops that would normally take place during the typical planting season. As a result of the weather during the planting season and cooler weather in some of our market areas during the third quarter, the harvest of crops has been delayed. Fertilization that typically takes place during the third quarter may have been delayed. Subject to more normal weather patterns during the fourth quarter, such delayed fertilization may be recovered, or the activity could be delayed until next spring. Prior to this year’s spring season, the reversal of drought conditions in the Southeast was viewed as a multiyear event requiring several years of above average rains. Drought conditions have been reversed and ground water levels replenished in less than one year. According to the United States Department of Agriculture (“USDA”) maps, crop moisture levels through many of the Company’s market areas were considered abnormally moist or excessively wet through the end of the third quarter.

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

Another factor affecting our business is the price for fertilizers. We purchase nitrogen materials, phosphates, and potash and resell these nutrients in either their original form or in the form of multi-nutrient fertilizers. Prices for phosphates have recently experienced some volatility while potash has been relatively stable over the past several years. Prices for nitrogen materials continue to exhibit year over year and quarterly volatility. Using ammonia quotes, as indicated by Mid Cornbelt per ton price quote listing published by Green Markets (a publication reporting on fertilizer industry developments), price quotes were approximately 50% higher in 2003 compared to 2002 as of September 30. Year-to-date average ammonia quotes were approximately 60% higher in 2003 compared to 2002. Average quotes for the third quarter, however, have decreased approximately 12% in 2003 compared to a decrease of less than 2% in 2002. Ammonia prices at September 30, 2003 were quoted at $280 per ton compared to $185 per ton as of September 30, 2002 (Mid Cornbelt low quote).

The major raw material in the manufacture of nitrogen-based products is natural gas. We purchase most of our natural gas requirements on the open market for use in our nitrogen-production plant in East Dubuque, IL. Currently, the Company has entered into fixed-price short-term purchase contracts for natural gas through April 2004 for a portion of the daily natural gas requirements of the East Dubuque plant. These purchase contracts were initiated to fulfill current sales commitments at profitable levels in case severe price escalations in natural gas prices were to occur as in recent years. Natural gas pricing quoted at the Henry Hub was $4.75 per MMBTU at December 31, 2002. During the first quarter, natural gas prices increased to a peak of $19.07 per MMBTU. Natural gas prices moderated during the second quarter and continued in a declining trend during the third quarter. The average and median prices for the quarter ended September 30, 2003 were approximately $4.88 and $4.87 per MMBTU, respectively. Natural gas pricing was $4.66 at September 30, 2003 compared to $4.09 at September 30, 2002. The level of natural gas prices directly affects profitability of our nitrogen-based products. Management monitors natural gas prices closely and makes production decisions for the East Dubuque nitrogen-production facility in light of current market conditions and their perception of the future movement of both natural gas prices and prices for nitrogen-based products produced by the facility.

Results of Operations

Three months ended September 30, 2003 compared to three months ended September 30, 2002

The following table and discussion provides information regarding Royster-Clark’s statement of operations as a percentage of net sales.

	Three Months ended
	September 30,
	2003	2002
Net sales	100.0%	100.0
Cost of sales	80.8	79.8

Gross profit	19.2	20.2
Selling, general and administrative expenses	25.5	30.1
Loss (gain) on disposal of property, plant and equipment, net	0.1	(0.1)

Operating loss	(6.4)	(9.8)
Interest expense	(5.0)	(5.8)
Gain on sales of natural gas contracts	—	1.5

Loss before income taxes	(11.4)	(14.1)
Income tax benefit	—	(5.3)

Net loss	(11.4)%	(8.8)

Net sales.    Royster-Clark’s net sales were $145.1 million for the third quarter of 2003 compared to $125.4 million for the same period in 2002, an increase of $19.7 million, or 15.7%. The increase in net sales resulted from approximately $10.8 million in market related price increases and $8.9 million in sales volume increases. Higher natural gas cost was the prime driver in the price appreciation. The change in sales resulted from the following factors:

•	Market related sales price appreciation of nitrogen products accounted for approximately $8.9 million of the $10.8 million total price appreciation. Nitrogen products are used in both liquid and dry blended fertilizers. Sales prices also increased in granulated and blended fertilizers and various fertilizer materials.

•

Net sales volume increases of $8.9 million resulted from moderating weather conditions through areas of the Southeast market area. Sales volumes increased $4.0 million of granulated and blended fertilizer, $3.6 million of nitrogen based products, $1.4 million of seed products and $1.1 million of potash and other fertilizer materials. Partially offsetting the sales increase were decreased sales of $0.9 million of crop protection products and $0.3 million of carbon dioxide industrial gas. Decreases in sales of crop protection products resulted from the lateness of the soybean crop in the Midwest and declining crop acreages in the Southeast due to the excessively wet conditions. Decreases in carbon dioxide industrial gas sales resulted from lower production during the quarter in response to market conditions of ammonia prices and/or costs of natural gas.

Gross profit.    Gross profit was $27.9 million for the third quarter of 2003 compared to $25.4 million for the same period in 2002, an increase of $2.5 million, or 9.8%. The increase in gross profit resulted from lower costs of crop protection and seed products for the quarter and from pricing factors and the various sales volume changes discussed above. Higher cost of raw materials for the Company’s nitrogen-manufacturing facilities partially offset the gross profit increases discussed above. Gross margin was 19.2% for the third quarter of 2003 compared to 20.2% for the same period in 2002. The decrease in gross margin of 1.0% was predominantly due to the sales price and cost changes discussed above.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $37.0 million for the third quarter of 2003 compared to $37.7 million for the same period in 2002, a decrease of $0.7 million, or 1.9%. The decrease in selling, general and administrative expenses resulted from the following major factors:

•	Expenses were approximately $1.3 million lower compared to 2002 due to cost savings measures, increased capitalization of production and logistic costs to inventory and other expenses supporting sales.

•	Liability and medical insurance costs were $1.1 million lower compared to 2002. Liability insurance costs were lower due to better negotiated rates on the Company’s new policy year beginning July 1, 2003. Medical insurance costs decreased due to a decrease in the number of large claims from the comparable period in 2002.

The decrease in selling, general and administrative expenses was partially offset by the following major factors:

•	Volume related expenses including seasonal labor, overtime, repairs, supplies, doubtful account provision and other expenses were approximately $1.1 million higher than the comparable period last year.

•	Amortization expense was approximately $0.3 million higher due primarily to amortization of various other intangible assets acquired during the fourth quarter of 2002.

Quarterly selling, general and administrative expenses as a percent of net sales fluctuate widely within the fiscal year due to the seasonal nature of sales volumes with selling, general and administrative expenses exhibiting less seasonal fluctuations.

Operating loss.    Operating loss was $9.3 million for the third quarter of 2003 compared to $12.3 million for the same period in 2002, a decrease of $3.0 million, or 24.4%. Operating loss as a percentage of net sales was 6.4% for the third quarter in 2003 compared to 9.8% for the same period in 2002 due to sales price and cost increases and selling, general and administrative expense changes described above.

Interest expense.    Interest expense was $7.3 million for the third quarter in 2003 and 2002. Decreased interest rates lowered interest expense by $0.2 million. Interest increased by $0.2 million due to higher average borrowings on the credit facility of $9.1 million during the third quarter of 2003 compared to the comparable period in 2002. Higher average daily borrowings were used to finance higher cost inventory resulting predominantly from higher natural gas prices.

Gain on sales of natural gas contracts.    During the third quarter of 2002, the Company recognized gains of $1.9 million on the sales of natural gas contracts. As a result of the purchase of IMC Nitrogen Company on April 22, 1999, the Company became the beneficial holder of rights, title and interests in certain natural gas leases in Canada. In July 2002, the Company sold its rights, title and interests in these beneficial holdings of natural gas resulting in a gain of approximately $1.3 million. In September 2002, the Company sold all its rights, title, and interests in several fixed-priced natural gas contracts resulting in a gain of $0.6 million. The Company did not have any sales of natural gas contracts during the third quarter of 2003.

Income tax benefit.    The Company recognized no income tax benefit for the third quarter of 2003 compared to an income tax benefit of $6.7 million for the same period in 2002. The effective tax rate for the third quarter of 2002 was 37.6%. At the end of the second quarter of 2003, the Company established a valuation allowance for the full amount of net deferred tax assets in accordance with provisions of SFAS No. 109, “Accounting for Income Taxes.” Beginning July 1, 2003 and for future quarters, the Company will not record a net income tax expense or benefit until GAAP requirements for unrestricted recognition of deferred tax assets have been satisfied.

Net loss.    Net loss was $16.6 million for the third quarter of 2003 compared to $11.0 million for the same period in 2002, an increase of $5.6 million, resulting from the fluctuations noted above.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

The following table and discussion provides information regarding Royster-Clark’s statement of operations as a percentage of net sales.

	Nine Months ended
	September 30,
	2003	2002
Net sales	100.0%	100.0
Cost of sales	81.7	80.5

Gross profit	18.3	19.5
Selling, general and administrative expenses	14.8	15.9
Loss on disposal of property, plant and equipment, net	0.1	—

Operating income	3.4	3.6
Interest expense	(2.7)	(2.9)
Gain on sales of natural gas contracts	—	0.3

Income before income taxes	0.7	1.0
Income tax expense	2.0	0.4

Net income	(1.3)%	0.6

Net sales.    Royster-Clark’s net sales were $798.4 million for the first nine months of 2003 compared to $753.8 million for the same period in 2002, an increase of $44.6 million, or 5.9%. The increase in net sales resulted predominantly from approximately $57.6 million in market related price increases. Increased natural gas cost was the prime driver in this price appreciation. Net sales decreased by $13.0 million due to lower sales volume of various product groups that partially offset the sales price increases. The change in sales resulted from the following factors:

•	Market related sales price appreciation of nitrogen products accounted for approximately $43.8 million of the $57.6 million total price appreciation. Nitrogen products are used in both liquid and dry blended fertilizers. Sales prices also increased in granulated and blended fertilizers and various fertilizer materials and to a lesser extent, seed products. Included in the sales price appreciation described above was $0.6 million in lower sales price of crop protection products.

•	Net sales volume decreases of a net of $13.0 million resulted from wet field conditions through much of the Southeast and Midwest market areas during the first six months of 2003. Decreased sales were encountered over most product groups in these market areas. Sales volume decreases of $11.0 million in crop protection products and $3.6 million and $2.7 million of various phosphate and lime products, respectively, accounted for approximately $17.3 million of the total sales volume decreases of $22.7 million. The balance of the net volume decreases was spread over several product groups. Decreases in sales of crop protection products resulted from the lateness of the soybean crop in the Midwest, declines in crop acreages in the Southeast and some limited shifting of crops from corn to soybeans, all due to lengthy periods of rains and excessively wet conditions. These conditions limited or curtailed planting, fertilizing and the application of crop protection products on various crops in many of the Company’s market areas during the spring planting season. Increases in sales volume of phosphate and lime products during the third quarter have not offset decreases experienced from wet field conditions during the second quarter. Delays in harvest during the third quarter may allow for some sales volume recovery, depending on weather conditions during the fourth quarter. Sales volume increases of $9.7 million of nitrogen, potash, and seed products partially offset the decreased sales from other product groups. Last year, our Southeast and Midwest market areas experienced more favorable weather conditions allowing earlier planting and fieldwork, contrasted with this year’s above average rains in portions of these regions.

Gross profit.    Gross profit was $146.2 million for the first nine months of 2003 compared to $146.8 million for the same period in 2002, a decrease of $0.6 million, or 0.4%. The decrease in gross profit resulted from higher costs of crop protection products and natural gas for the Company’s nitrogen-manufacturing facility at East Dubuque, IL for the first nine months, higher costs were incurred due to the earlier than planned maintenance turnaround during the first quarter at the East Dubuque manufacturing plant and from various sales volume changes discussed above. Pricing factors discussed above partially offset lower sales volume and the impact of higher natural gas and crop protection product costs. Gross margin was 18.3% for the first nine months of 2003 compared to 19.5% for the same period in 2002. The decrease in gross margin of 1.2% was predominantly due to the sales price and cost changes discussed above.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $118.2 million for the first nine months of 2003 compared to $119.7 million for the same period in 2002, a decrease of $1.5 million, or 1.3%. The decrease in selling, general and administrative expenses resulted from the following major factors:

•	Expenses were approximately $2.8 million lower compared to 2002 due to cost savings measures initiated in 2002, volume related expenses including repairs, supplies, services, telephone, seasonal labor and overtime, increased capitalization of production and logistic costs to inventory and other expenses supporting sales.

•	Rent expense was approximately $0.5 million lower than the comparable period last year due to improved utilization of equipment and lengthened use of equipment.

•	Depreciation expense was approximately $0.3 million lower due to depreciation from capital spending compared to lower depreciation from fully depreciated assets.

The decrease in selling, general and administrative expenses was partially offset by the following major factors:

•	Medical insurance costs were $0.9 million higher than last year due to increased medical industry costs and higher utilization of healthcare benefits by employees.

•	Amortization expense was approximately $0.9 million higher due primarily to amortization of various other intangible assets acquired during the fourth quarter of 2002 and the write-off of deferred financing costs associated with the amendment to the senior secured credit facility in the first quarter of 2003.

•	General liability and property insurance expenses were approximately $0.3 million higher in 2003 compared to 2002 due to rising costs of insurance coverage in the market place.

Operating income.    Operating income was $27.2 million for the first nine months of 2003 compared to $27.0 million for the same period in 2002, an increase of $0.2 million, or 0.7%. Operating income as a percentage of net sales was 3.4% for the first nine months in 2003 compared to 3.6% for the same period in 2002 due to reasons discussed above.

Interest expense.    Interest expense was $21.7 million for the first nine months of 2003 and 2002. Interest expense decreased by $0.9 million for the first nine months of 2003 compared to 2002 due to lower average interest rates on the senior secured credit facility of approximately 0.45% and lower interest rates on interest bearing customer deposits. Offsetting the decrease in interest expense was $0.5 million in non-cash interest expense on vendor notes payable and $0.4 million increased interest expense due to higher average borrowings on the credit facility of $8.7 million for the first nine months of 2003 compared to the comparable period in 2002. Higher average daily borrowings were used to finance higher cost inventory resulting predominantly for higher natural gas prices.

Gain on sales of natural gas contracts.    During the third quarter of 2002, the Company recognized gains of $1.9 million on the sales of natural gas contracts. As a result of the purchase of IMC Nitrogen Company on April 22, 1999, the Company became the beneficial holder of rights, title and interests in certain natural gas leases in Canada. In July 2002, the Company sold its rights, title and interests in these beneficial holdings of natural gas resulting in a gain of approximately $1.3 million. In September 2002, the Company sold all its rights, title, and interests in several fixed-priced natural gas contracts resulting in a gain of $0.6 million. The Company did not have any sales of natural gas contracts during the first nine months of 2003.

Income tax expense.    Income tax expense was $16.1 million for the first nine months of 2003 compared to $2.9 million for the same period in 2002, an increase of $13.2 million. The effective tax rate was 294% for the first nine months of 2003 compared to 39.7% for the same period in 2002. The increase in income tax expense and the effective tax rate was due to establishing a valuation allowance against deferred tax assets as required by SFAS No. 109, “Accounting for Income Taxes” at the end of the second quarter of 2003. Beginning July 1, 2003 and for future quarters, the Company will not record a net income tax expense or benefit until GAAP requirements for unrestricted recognition of deferred tax assets have been satisfied.

Net income (loss).    Net loss was ($10.6) million for the first nine months of 2003 compared to net income of $4.3 million for the same period in 2002, a decrease in net income of $14.9 million, resulting from the fluctuations noted above.

Liquidity and Capital Resources

Our primary capital requirements are for working capital, debt service, capital expenditures and possible acquisitions. For day-to-day liquidity requirements, we operate with a $205 million senior secured credit facility (“credit facility”) with a consortium of banks. At September 30, 2003, the borrowing base provisions under the facility supported a borrowing availability of $168.4 million, from which we had drawn $152.5 million. This facility includes up to $10.0 million for letters of credit. This facility contains financial and operational covenants and other restrictions with which we must comply, including a requirement to maintain certain financial ratios and limitations on our ability to incur additional indebtedness. As a result of the valuation allowance for deferred income tax assets established at June 30, 2003 (see note 6 of the Condensed Consolidated Financial Statements), the Company was not in compliance with the net worth covenant required under the credit facility as of September 30, 2003. In November 2003, the consortium of lenders waived their rights with respect to this specific event of default. In consideration for the waiver, the Company will be required to pay a small work fee in the fourth quarter.

Since the credit facility expires in April 2004, the entire outstanding balance of the credit facility totaling $152,470 at September 30, 2003 has been classified as a current liability in the accompanying condensed consolidated balance sheets. Under terms of the Third Amendment to the Revolving Credit Agreement, the Company was required to obtain a firm commitment for a new credit facility by September 30, 2003. The Company has obtained a firm commitment from a consortium of three banks for a new $225 million senior secured credit facility. The consortium of banks has completed their due diligence and is currently drafting definitive documents with terms and conditions that management anticipates will be customary for arrangements of this size. The Company intends to repay amounts outstanding under the current credit facility when the new credit agreement is closed.

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

Net cash provided by operating activities for the nine months ended September 30, 2003 was $50.9 million compared to $8.5 million for the comparable period in 2002, an increase in net cash provided of $42.4 million. The most significant component of higher cash flows used in operating activities was movement in operating assets and liabilities of $39.3 million. Trade accounts receivable, other receivables, accounts payables and inventory were the largest components totaling $38.7 million of cash provided with changes in accrued expenses, prepaid expenses and other working capital items making up the balance of the change. Decreased cash provided from lower net income of $15.0 million was partially offset by changes in deferred income taxes of $14.5 million.

Net cash used in investing activities amounted to $7.8 million in 2003 compared to $3.9 million in 2002, an increase of $3.9 million. The increase in net cash used in investing activities resulted from increased capital expenditures of $4.1 million in 2003. This increase was partially offset by increased proceeds from the sale of property, plant and equipment of $0.2 million in 2003 compared to 2002.

Capital expenditures were $9.6 million for the nine months ended September 30, 2003 compared with $5.5 million for the nine months ended September 30, 2002. These capital expenditures were primarily for facility improvements and machinery and equipment replacement projects. We estimate total capital expenditures, excluding potential acquisitions, for 2003 will range from $10.0 to $13.0 million.

Net cash used in financing activities totaled $43.6 million compared to $5.1 million in 2002, an increase of $38.5 million. Increased cash used in financing activities in 2003 compared to 2002 resulted primarily from net higher payments to the credit facility of $33.2 million and payments of $22.2 million on vendor financing note compared to 2002. These increases in cash used were partially offset by lower principal payments on long-term debt of $5.0 million and $12.6 million less cash from customer deposits in 2003 compared to 2002.

Net working capital, excluding current installments of long-term debt at September 30, 2003 totaled $75.2 million versus $209.0 million at December 31, 2002, a decrease of $133.8 million. This decrease resulted primarily from the classification of the credit facility as a current liability. The Company anticipates repaying the entire balance before its expiration in April 2004 with proceeds from our new credit facility. Other working capital items fluctuated in normal seasonal movement of operating assets and liabilities with decreases in inventory, accounts payable and customer deposits and increases in trade accounts receivable. Fluctuations in deferred tax assets resulted primarily from a valuation allowance established as required by SFAS No. 109, “Accounting for Income Taxes.” Working capital changes are summarized in the table below.

Working capital decreases:
Senior secured credit facility	$152.5
Inventories	72.3
Deferred income taxes	9.2
Other working capital decreases	0.5

Total decreases	234.5

Working capital increases:
Accounts payable	37.0
Customer deposits	30.1
Note payable	21.7
Trade accounts receivable	9.9
Other receivables	2.0

Total increases	100.7

Net decrease	$133.8

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

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk due to changes in natural gas prices. Natural gas is a raw material used in the production of various nitrogen-based products that the Company either manufactures at its East Dubuque plant or purchases from vendors. Market prices of nitrogen-based products are affected by changes in natural gas prices as well as supply and demand and other factors. As a normal course of business, the Company purchases nitrogen-based products during the winter and early spring to supply its needs during the high sales volume spring season. Nitrogen-based inventory remaining at the end of the spring season will be subject to market risk due to changes in natural gas prices and supply and demand. Changes in levels of natural gas prices and market prices of nitrogen-based products can materially affect the Company’s financial position and results of operations. The Company has experienced no difficulties in securing supplies of natural gas, however, most of the Company’s natural gas requirements are purchased at market prices and such purchases are subject to price volatility. The Company does not currently engage in any commodity hedging activities with respect to its natural gas purchases. The Company has entered into fixed-price short-term purchase contracts for natural gas through April 2004 for a portion of its daily natural gas requirements. We do not hold or issue derivative financial instruments for trading purposes for natural gas.

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

At September 30, 2003, the Company’s exposure to market risk factors had not materially changed from December 31, 2002.

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

PART 2.    OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K

(a)(1)    Financial Statements:

The following condensed consolidated financial statements are included in Part 1, Item 1, of this Form 10-Q:

Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002

Condensed Consolidated Statements of Operations for the Three and Nine months ended September 30, 2003 and 2002

Condensed Consolidated Statements of Cash Flows for the Nine months ended September 30, 2003 and 2002

      (2)    Financial Statement Schedules: None.

      (3)    Exhibits:

3.01	Restated Certificate of Incorporation of the Company. †

3.02	Certificate of Amendment of Restated Certificate of Incorporation of the Company. †

3.03	Amended and Restated Bylaws of the Company. †

4.01	Indenture dated as of April 22, 1999 by and among the Company, the Guarantors, and the United States Trust Company of New York, as Trustee. †

4.02	Form of 10 1/4% First Mortgage Note Due 2009 (Included in Exhibit 4.01)†

10.01	Credit Agreement dated as of April 22, 1999 by and among the Company, the Guarantors, various lenders, DLJ Capital Funding, as arranger and syndication agent, J.P. Morgan Securities Inc., as documentation agent and U.S. Bancorp Ag Credit, Inc., as administrative agent. †

10.03	Supply Agreement dated as of April 22, 1999 among IMC Kalium Ltd., IMC-Agrico Company and the Company. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. †

10.04	Company Employee Savings and Investment Plan. †

10.05	Royster-Clark Group, Inc. 1999 Restricted Stock Purchase and Option Plan. †

10.06	Employment Agreement dated as of April 22, 1999 by and among Francis P. Jenkins, Jr., Royster-Clark Group, Inc. and Royster-Clark, Inc. †

10.14	Amendment Agreement dated August 18, 2000 amending Credit Agreement. ††

10.15	Second Amendment to Revolving Credit Agreement among Royster-Clark, Inc., various financial institutions, DLJ Capital Funding, J.P. Morgan Securities, Inc., and U.S. Bancorp, Ag Credit, Inc. †††

10.16	Employment Agreement dated as of December 1, 1999 between Royster-Clark, Inc. and G. Kenneth Moshenek. ††††

10.18	Form of Waiver and Consent dated May 6, 2002 under the Revolving Credit Agreement by and among Royster-Clark, Inc. and various financial institutions ‡

†	Incorporated by reference to Registration Statement on Form S-4 (Reg. No.: 333-81235) where it has been filed as an Exhibit.
††	Incorporated by reference to Exhibit No. 10.14 to Form 10Q for the quarterly period ended September 30, 2000 (Reg. No.: 333-81235) filed on August 21, 2000.
†††	Incorporated by reference to Exhibit No 10.15 to Form 10Q for the quarterly period ended September 30, 2000 (Reg. No.: 333-81235) filed on November 14, 2000.
††††	Incorporated by reference to identically numbered exhibit to Form 10K for the annual period ended December 31, 2000 (Reg. No.: 333-81235) filed on April 2, 2001.
‡	Incorporated by reference to Exhibit No 10.18 to Form 10Q for the quarterly period ended September 30, 2002 (Reg. No.: 333-81235) filed on May 14, 2002.

10.19	Third Amendment to Revolving Credit Agreement among Royster-Clark, Inc., various financial institutions, DLJ Capital Funding, J.P. Morgan Securities, Inc., and U.S. Bancorp, Ag Credit, Inc dated March 25, 2003. ‡‡

10.20	Employment Agreement dated as of December 1, 1999 between Royster-Clark, Inc. and Paul M. Murphy. ‡‡

10.21	Form of Waiver and Consent dated November 13, 2003 under the Revolving Credit Agreement by and among Royster-Clark, Inc. and various financial institutions. *

31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Royster-Clark, Inc. *

31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Royster-Clark, Inc. *

32.01	Section 1350 Certifications. *

(b) Reports on Form 8-K

On August 14, 2003 we filed a report on Form 8-K which reported under Item 9, the issuance of a press release which reported operating and financial results for the second quarter ended June 30, 2003 and furnished a copy of the earnings release to the Commission.

On October 6, 2003 we filed a report on Form 8-K which reported under Item 9, the issuance of a press release which announced a formal commitment to replace its senior secured credit facility and furnished a copy of the release to the Commission.

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

DATE:    November 14, 2003