Form 10-K
period 2003-12-31
ROYSTER-CLARK INC
filed 2004-03-30
CIK 1088893

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 30, 2004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15D OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Fiscal Year Ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Transition period from                      to

Commission File Number: 333-81235

ROYSTER-CLARK, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	2875	76-0329525
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

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

101/4% First Mortgage Notes Due 2009

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐:  Not applicable

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing (see definition of affiliate in Rule 12b-2 of the Exchange Act.):  Not applicable

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:.  Not applicable

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

ROYSTER-CLARK, INC.

TABLE OF ADDITIONAL REGISTRANTS

NAME	STATE OF INCORPORATION OR ORGANIZATION	PRIMARY STANDARD INDUSTRIAL CLASSIFICATION CODE NUMBER	IRS EMPLOYER IDENTIFICATION NO.
Royster-Clark Group, Inc.	Delaware	2875	13-4055347
Royster-Clark Agribusiness, Inc.	Delaware	5191	58-1599501
Royster-Clark Nitrogen, Inc.	Delaware	2873	36-3536929
Royster-Clark Resources LLC	Delaware	5191	22-3652274
Royster-Clark Realty LLC	Delaware	6512	22-3648552
Royster-Clark AgriBusiness Realty LLC	Delaware	6512	22-3648546

The address, including zip code, and telephone number, including area code, of the principal offices of the additional registrants listed above is: 1251 Avenue of the Americas – Suite 900, New York, New York 10020; the telephone number at that address is (212) 332-2965.

i

ROYSTER-CLARK, INC.

FORM 10-K

ii

FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Report, the words “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “hope,” “may” and similar expressions, as well as “will,” “shall” and other indications of future tense, are intended to identify forward-looking statements. Similarly, statements that describe the Company’s future plans, objectives, targets or goals are also forward-looking statements. The forward-looking statements are based on our current expectations and speak only as of the date made. These forward-looking statements involve known and unknown risks, uncertainties and other factors that in some cases have affected our historical results and could cause actual results in the future to differ significantly from the results anticipated in forward-looking statements made in this Report. Important factors that could cause a material difference include, but are not limited to, (i) changes in matters which affect the global supply and demand of fertilizer products, (ii) the volatility of the natural gas markets, (iii) a variety of conditions in the agricultural industry such as grain prices, planted acreage, projected grain stocks, U.S. government policies, weather and changes in agricultural production methods, (iv) possible unscheduled plant outages and other operating difficulties, (v) price competition and capacity expansions and reductions from both domestic and international producers, (vi) the relative unpredictability of national and local economic conditions within the markets we serve, (vii) environmental regulations, (viii) other important factors affecting the fertilizer industry, (ix) fluctuations in interest rates and (x) volatility in the bond markets, (xi) other factors referenced in the Company’s Reports and registration statements filed with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements.

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

iii

PART I

ITEM 1.    BUSINESS.

General

We believe that we are one of the largest independent retail and wholesale distributors, in terms of retail sales, of agricultural fertilizer, seed, crop protection products and agronomic services to farmers in the United States. We primarily focus on major farming regions in the Southeast and Midwest of the United States. Our distribution business supplies a full range of products and services to our retail and wholesale customers through approximately 370 facilities, including retail farm centers (“Farmarkets”), granulation, blending and seed processing plants, and a network of storage and distribution terminals and warehouses. In addition, we operate two nitrogen-manufacturing plants that supply our distribution business with nitrogen fertilizer products. We operate as a retailer and wholesaler of a complete line of products and services to help farmers become more profitable, efficient and environmentally sound. In 2003, we generated revenues of $959.9 million and EBITDA of $51.4 million (See definition in Item 6, Selected Financial Data).

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

In order to finance the acquisition of AgriBusiness and re-structure the Company’s debt, the Company used proceeds from equity contributions by 399 Venture Partners, Inc. of $59.0 million, management rollover equity of $19.6 million; issuance of $10.0 million of Royster-Clark Group junior subordinated notes payable maturing in 2010, owned by IMC Global, Inc.; the issuance of $200.0 million principal amount of 10.25% First Mortgage Notes due 2009 held by various financial institutions (“Noteholders”); and proceeds from the Senior Secured Credit Facility (“credit facility”) created on April 22, 1999. As a result of these transactions and subsequent issuances and redemption of stock, 399 Ventures and affiliates owns approximately 38.0% of the outstanding voting stock and 70.7% of the total outstanding stock of Royster-Clark Group, members of management own approximately 48.6% of the outstanding voting stock and 22.3% of the total outstanding stock of Royster-Clark Group and have the right to acquire an additional 10% of the voting stock through a stock purchase plan. Royster-Clark Group owns all of the outstanding stock of Royster-Clark, Inc.

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

Risk Factors

Risk factors to our business include, but are not limited to, the following:

•	Poor weather conditions can lead to a decline in our revenues.

•	Price volatility of materials we purchase for resale could affect our profitability.

•	Increases in the price of natural gas could affect the profitability of our sales of manufactured nitrogen products.

•	Downturns in the nitrogen industry or changes in end user market demands could reduce the revenues and profitability of our business.

•	Interest rates could change substantially, materially impacting our profitability.

•	Our industry is very competitive and the actions of our competitors could reduce the value of an investment in our company.

•	Our success depends on a limited number of key executives who we may not be able to adequately replace in the event they leave the company.

•	Our operations have risks that may result in liability for environmental conditions and other damage not covered by insurance or which exceed our insurance coverage.

•	We have a long-term supply contract with IMC Global and their failure to perform under this contract could disrupt our operations.

•	Government regulations and agricultural policy may affect our suppliers, customers and markets.

•	We may have claims and liabilities under environmental health and safety laws and regulations.

•	Our indebtedness could adversely affect our financial health and limit our ability to grow and compete.

•	We may not be able to generate the necessary amount of cash to service our existing debt, which may require us to refinance our debt or default on our scheduled debt payments.

•	Continued conflict and instability in the Middle East, and terrorism could affect both the supply and price of various fertilizer materials that we market due to uncertainties surrounding the situation.

•	Fiscal problems currently anticipated by the United States Government could affect programs that currently provide financial support to our customers.

Business Operations

Agricultural Infrastructure

We have an extensive agricultural product infrastructure of approximately 370 facilities, including Farmarkets, granulation, blending and seed processing facilities and a network of storage and distribution terminals and warehouses. In addition, we operate two nitrogen-manufacturing plants that supply our distribution business with nitrogen fertilizer products. This infrastructure allows us to efficiently process, distribute and store product close to the end-user and supply our customers on a timely basis during the planting seasons. In addition, we use port facilities on the Atlantic Ocean and the Mississippi River system to provide flexibility in product purchasing, including the ability to access overseas markets when they offer lower prices than domestic markets. Our widespread geographical presence in some of the country’s most important farming regions provides diversity that helps to insulate our overall business from difficult farming conditions in any one particular area as a result of poor weather or adverse market conditions for specific crops. Our facilities cover the major farming markets in the East, South and Midwest. We believe that this market presence provides a number of competitive advantages as described below:

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

Retail Distribution

We operate approximately 250 Farmarkets, including approximately twenty third-party commission sales stores, making us one of the largest retailers of crop production inputs to farmers in North America. Farmarkets market their products and services primarily to end users, the farmers. Farmarkets typically service farmers within a 15 to 25 mile radius of their locations. We operate centers predominantly in the Midwest to service corn and soybean farmers and in the Southeast to service farmers focused on higher management crops, including cotton, peanuts, tobacco and vegetables.

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

We also contract with area farmers to grow certified seed products that are processed and bagged in a number of seed processing facilities. As such, we have placed an emphasis on new seed technology and provide a complete range of seed to farmers through local retail centers. Increasingly, our seed product is processed for leading seed companies, and sold under their private labels. For example, we believe we were one of the first outside companies to grow, process, bag and distribute Roundup Ready soybeans for Monsanto. Roundup Ready is a biotechnology product that allows the soybean to tolerate Roundup, a widely used crop protection product. Despite published stories expressing concerns regarding the possible commingling of crops produced from biotechnologically modified seed with conventional seed, we continue to believe that seed technology based on genetic engineering will be an important growth area for agriculture. In addition, the Company produces and markets its own proprietary Vigoro Seed brand.

In addition to selling physical crop production inputs, Farmarket personnel provide physical and non-physical agronomic services to farmers. Physical services include the custom blending and application of crop nutrients to meet the agronomic needs of individual farmer’s fields based on basic soil sampling. Non-physical services include more sophisticated and technologically advanced services on a fee basis such as more detailed information derived from soil sampling, pest level monitoring and yield monitoring using global position systems satellites and satellite-linked variable rate spreaders and applicators that take advantage of the data. Other non-

physical services include agronomic advice and crop production planning and consulting services as a means to maintain hands-on and personal relationships with the grower and use available knowledge and techniques to increase the grower’s opportunities for a successful crop.

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

We believe we are one of the largest North American producers of agricultural granulated fertilizer. In terms of number of plants, we believe we have been a leading manufacturer and distributor of premium, branded agricultural granulated fertilizers with our primary market focus in the Southeastern farming regions. These products are marketed under the Super Rainbow, Rainbow, and International brand names. Granulated fertilizer products are primarily used by farmers who produce specialty crops, such as citrus fruits, vegetables, tobacco, peanuts and cotton. We believe farmers growing these crops are willing to invest more in premium crop nutrients, such as granulated fertilizers.

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

Another key part of our wholesale business is a network of terminals and storage facilities located in the Midwest. This network services customers in Iowa, Missouri, Wisconsin, Minnesota, Illinois, Indiana, Michigan, Ohio, Pennsylvania, New York, West Virginia and Kentucky. When selling nitrogen fertilizer products, the East Dubuque and Cincinnati plants’ proximity to our wholesale business terminals provides a freight cost advantage over other suppliers, some of which must be transported from the Gulf Coast region or Trinidad. In addition to lowering freight costs, the location of our wholesale business’ supply terminals helps us meet the needs of customers in the Midwest in a timely manner.

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

Nitrogen Fertilizer Production

We produce nitrogen fertilizer and industrial products that are sold through our wholesale distribution network. We own and operate a fully integrated nitrogen manufacturing plant in East Dubuque, IL, which produces nitrogen products for both the agricultural and industrial markets. This plant is designed to produce anhydrous ammonia, nitric acid, ammonium nitrate solution, liquid and granular urea, nitrogen solutions and carbon dioxide using natural gas as a feedstock. This plant can optimize the product mix according to swings in demand and pricing for its various products. In the year 2003, this plant produced approximately 826 thousand tons of these products compared to 965 thousand tons in 2002. Some were sold as produced and others consumed in the production of upgraded nitrogen products. Final products shipped from the plant totaled approximately 376 thousand tons of ammonia and upgraded nitrogen products compared to 473 thousand tons in 2002.

Located in the heart of the Midwest, we believe that the East Dubuque plant enjoys a significant freight cost advantage relative to competing facilities serving the region, over competing suppliers located in the Gulf Coast region, and over facilities which began production in Trinidad in 1998.

The East Dubuque facility has historically operated at full capacity except for temporary cutbacks or shutdowns for maintenance or extraordinary market conditions. During 2001, natural gas prices declined from a high of $9.98 per MMBTU at the beginning of the year to $2.55 per MMBTU by the end of 2001. During 2002, natural gas prices again steadily rose. The Company took advantage of the natural gas price increases during the third quarter of 2002 through the sale of natural gas contracts realizing a gain of $1.9 million while not affecting the production at the East Dubuque plant. In 2003, the price of natural gas rose from $4.75 per MMBTU on January 2, 2003 and to a peak of over $19.07 in late February before dropping to below $6.00 per MMBTU by mid-March 2003. As a result of this temporary spike in natural gas prices, the Company elected to cease production at East Dubuque for three weeks in March 2003 in order to perform maintenance activities originally scheduled for August 2003. The plant resumed production by the end of March 2003. During the third and fourth quarter of 2003, the company locked in a portion of the daily natural gas requirements at price levels through staggered periods in early 2004 which would allow the Company to operate the plant at cost effective levels. As indicated by the production of ammonia and upgraded nitrogen products, there were periods during the year when production was not at full capacity levels. We anticipate that natural gas prices will continue at levels where it is economical to produce upgraded nitrogen products at the plant.

Product availability at the East Dubuque plant also allows us the ability to use product-exchange agreements with other nitrogen producers in the Midwest. These agreements allow reductions in transportation costs by limiting the East Dubuque service area to customers within a 100-mile radius of the plant. We often source products from competitors’ facilities on a cost-efficient basis for Farmarket retail centers outside the East Dubuque service area. Such product exchange (“swap”) arrangements, coupled with the extensive fertilizer storage capacity in our overall system, have enabled us to optimize production on a year-round basis and minimize transportation costs.

We also operate a smaller nitrogen manufacturing facility in Cincinnati, OH that shipped approximately 144,000 tons of upgraded nitrogen products in 2003 compared to 135,000 tons 2002. This plant purchases anhydrous ammonia and manufactures nitric acid and ammonium nitrate liquor for industrial use and nitrogen solutions for the agriculture market. The industrial market represents approximately 20% of sales of Royster-Clark manufactured nitrogen products. These industrial sales provide a year-round revenue source.

Seasonality

Our business is seasonal with approximately 69% of sales occurring between March and July. This seasonality results from the planting, growing and harvesting cycles. Inventories must be accumulated to be available for seasonal sales, requiring significant storage capacity. The accumulation of inventory is financed by suppliers, by customer prepayments and by the Company through its senior secured credit facility.

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

Products

The following table shows our revenues by product line for the years ended December 31, 2003, 2002 and 2001.

	Year Ended December 31,
($000)	2003	2002	2001
Fertilizer	$227,821	211,832	240,657
Fertilizer Materials	377,701	321,873	355,656
Crop Protection	185,713	197,667	202,918
Seed	75,525	70,463	69,279
Other	93,103	96,254	85,280

	$959,863	898,089	953,790

Competition

The market for the distribution of fertilizer, seed and crop protection products and agronomic services is competitive. We compete in the retail business primarily by providing a comprehensive line of products and what we believe to be superior services at competitive prices. We believe that there are approximately 9,000 farm retail centers in North America serving growers. These retail farm centers are operated by agricultural cooperatives, which have the largest market share in a majority of the markets we serve, national for profit companies and local and regional independent distributors.

Demand for the agricultural products and services that the Company offers may be affected by: 1) continued population growth, 2) government programs, 3) consolidation of crop input producers, 4) biotechnology and 5) evolving environmental, health and safety regulations.

Raw Materials and Supplies

Fertilizer, nitrogen, phosphate and potash are global commodities that can be purchased from multiple suppliers. We purchase our fertilizer, seed and crop protection products primarily from the major North American producers. We also have the capability to import products from foreign suppliers. Final purchasing decisions are made based on several factors including availability, price, quality and customer requirements. As a result of these factors, the quantity of imported materials purchased for later resale or consumption will vary. In connection with the acquisition of AgriBusiness in 1999, we entered into a ten-year supply agreement with IMC Global to purchase phosphates and potash. The purchase prices and quantities of the products covered by the IMC Global supply agreement are determined by market forces. The supply agreement automatically renews for additional 5-year periods unless either party cancels it. The supply agreement also specifies remedies available to the parties in the event of noncompliance, which include compensatory damages in the event of a failure to purchase or supply the required quantities of covered products. Purchases under this contract were well in excess of minimum requirements and exceeded $100 million during 2003. In January 2004, IMC Global announced plans for a merger with Cargill Crop Nutrition that is projected to be completed in the summer of 2004. Based on our existing contractual relationship and the significant volume of purchases that we make, we expect to maintain a positive relationship with the new entity; however, should adverse changes occur we would expect to be able to procure the materials required from other suppliers. In addition to the merger of Cargill and IMC Global, we believe that new phosphate production in China adds another variable to the future supply of phosphate and its pricing on the world market.

Approximately 24% of the Company’s nitrogen solution, ammonia and urea products are sourced from the East Dubuque facility but it should be noted that products produced at East Dubuque are sold primarily in wholesale channels rather than through our network of retail farmarkets whose nitrogen requirements are met through purchases from a number of domestic and international suppliers.

The major raw material in the manufacture of nitrogen products is natural gas. We purchase natural gas monthly through a combination of spot market purchases and firm-supply, fixed-priced contracts. We are able to purchase natural gas at competitive prices due to our connection to the Northern Illinois Gas (Nicor) distribution system and its proximity to the Northern Natural Gas pipeline. Natural gas purchases were approximately 9.1 billion cubic feet in 2003 compared to approximately 10.4 billion cubic feet in 2002.

While management believes that sufficient natural gas supplies exist for the Company to operate the East Dubuque facility for the foreseeable future, increases in the price of natural gas will affect the profitability of our sales of manufactured nitrogen products.

The Cincinnati plant purchases anhydrous ammonia for use in the production of nitric acid and other upgraded nitrogen products. Anhydrous ammonia is purchased from a variety of suppliers on the open market. The Company has had no problems in supplying anhydrous ammonia for the plant and expects no problems for the foreseeable future. The anhydrous ammonia is delivered to the plant by barge and rail.

Employees and Labor Relations

We employ approximately 2,000 non-unionized and salaried employees, 220 unionized employees and approximately 900 temporary employees during seasonal periods. We believe we have good relations with our employees. Currently we have 9 labor contracts in place covering the 220 unionized employees. Four of these contracts covering approximately 93 employees were renewed for two, three and four year terms in 2003. Two contracts covering fewer than 50 employees are up for renewal in 2004. We have not experienced work stoppages in the past and expect to be able to renew these contracts without work stoppages in 2004.

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

Since the end of last year, we have sold five locations for which we have been responding to the presence of hazardous substances, including nitrates, phosphorus and pesticides in soils and/or groundwater. We believe that we have performed sufficient remediation work and that language within the sales document allows us to anticipate no additional remediation work at the respective site. While from a practical standpoint we would not anticipate further remediation work at these sites, we can not be assured that there will not be further liabilities arising out of conditions for which the Company may be held responsible.

We are still in the process of responding to the presence of hazardous substances, including nitrates, phosphorus and pesticides in soils and/or groundwater at thirty-nine sites. At other locations, past releases of fertilizers or other hazardous substances have been documented along with the corrective actions we have taken. Our environmental consultants and we have concluded that no further action is currently required. In addition, we have also removed or filled in place underground storage tanks from some of our facilities and, in some instances are responding to historic releases at these locations. In total, both voluntary and government ordered cleanups of releases of hazardous substances are planned or being performed at approximately thirty-nine sites. Also, with the limitations described below, indemnity may be available for locations for which response actions are planned or required. The cost of these on-going and potential response actions is not expected to have a material adverse effect on our business, financial condition or results of operations.

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

In connection with the 1999 acquisitions of AgriBusiness and Royster-Clark, the Company obtained indemnities for certain claims related to environmental matters that existed or arose prior to the acquisitions. The indemnities related to AgriBusiness are subject to a $4,500 deductible, may not to exceed 10% of the purchase price, or a total of $30,000 and certain time limitations. Indemnities related to claims arising out of environmental representations and warranties and claims associated with, arising from or relating to conditions existing prior to April 1999 associated with the real estate owned by AgriBusiness and transferred to the Company at closing expire in April 2004. Indemnities covering other environmental claims associated with, arising from or relating to conditions existing prior to April 1999 on real estate (other than real estate subject to the April 2004 indemnity expiration) formerly owned, leased or operated by the AgriBusiness or offsite disposition of contaminants survive indefinitely. The environmental indemnities related to Royster-Clark, Inc. (predecessor company) are subject to a deductible of $2,000 and an overall cap of $5,000 on all indemnities which expire in April 2004. In addition, Royster-Clark, Inc. (predecessor company) had obtained indemnities from Lebanon Chemical Corporation (LCC) for certain claims related to environmental matters that existed at sites acquired from LCC in December 1998. The Company has a claim pending under the indemnities from LCC. Other than that claim, the indemnity has expired. The Company also obtained indemnities from the former stockholder of Alliance for environmental conditions identified as of the date of acquisition. The indemnification remains in effect until notice is received requiring no further actions are received or after a two-year period of testing with no reportable results in deterioration of water quality.

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

ITEM 2.    PROPERTIES.

We have an extensive infrastructure of approximately 370 facilities, consisting of retail farm centers (“Farmarkets”), granulation, blend, seed processing and manufacturing plants and an integrated network of warehouses and terminals. Our facilities cover the major farming markets in the Southeast and Midwest of the United States.

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

The following table provides information regarding our principal production and storage facilities.

		Tons Capacity (in 000’s)
		Production
Location	Type of Facility	Nitrogen Production	Super- phosphate	Granu- lation	Blending /Seed	Storage	Acres
East Dubuque, Illinois (1)	Nitrogen plant (ammonia, urea, ammonium nitrate and nitric acid plant)	1,173				127.0	208
Cincinnati, Ohio (1)	Nitrogen plant (nitric acid, ammonium nitrate and nitrogen solution plant)	120				51.3	92
Madison, Wisconsin (1)	Granulation plant			90		18.0	26
Norfolk, Virginia (1)	Granulation plant			80		25.0	24
Americus, Georgia (1)	Granulation plant		70	200		32.0	156
Florence, Alabama (1)	Granulation plant			150		13.0	15
Hartsville, South Carolina (1)	Granulation plant			150		22.6	29
Winston-Salem, North Carolina (1)	Granulation plant			150		17.6	11
Washington, North Carolina (1)	Seed production and processing facility				600	bulk 44 Bu/ bag 60 bg	6
Union City, Tennessee	Seed production and processing facility				780	bulk 578 Bu	35
Mulberry, Florida (1)	Blend plant				85	20.0	40
Washington Court House, Ohio (1)	Blend plant				124	37.0	29
Mt. Sterling, Ohio (1)	Blend plant (Liquid)				30	18.0	11
Tifton, Georgia (1)	Blend plant (Liquid)				20	8.2	6
Marseilles, Illinois (1)	Large storage terminal					64.5	71
Murray, Kentucky (1)	Large storage terminal					32.0	31
Wilmington, North Carolina (1)	Large storage terminal					37.0	30
Petersburg, Virginia	Large storage terminal					40.0	12
Columbus, Ohio (1)	Large storage terminal					15.0	10

(1)	The First Mortgage Notes are secured by mortgages of these properties.

All of the properties in the above table (with the exception of the Union City, Tennessee and Petersburg, Virginia facilities) are subject to liens under the First Mortgage Notes discussed in note 12 to the consolidated financial statements included in this report. Petersburg, Virginia is subject to liens in connection with the amended and restated senior secured credit facility agreement executed on December 22, 2003.

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

ITEM 3.    LEGAL PROCEEDINGS.

Except as set forth below, we do not believe that there are any current, pending or threatened legal proceedings, including ordinary litigation incidental to the conduct of our business and the ownership of our properties that, if adversely determined, would materially affect us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Not applicable.

ITEM 6.    SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS).

The following table provides selected financial and other data of Royster-Clark, Inc. and subsidiaries, as of and for each of the years ended December 31, 2003, 2002, 2001 and 2000 and the nine months ended December 31, 1999. This information should be read with the consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Cash Flows” and other information found elsewhere in this report.

Financial exhibits and related commentary include presentation of and reference to a non-GAAP financial measure. This non-GAAP financial measure is Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). The Company’s management believes that the inclusion EBITDA provides useful information to investors regarding the Company’s financial condition and results of its operations for several reasons. Two of the financial ratio covenants included in the Company’s current senior secured credit facility agreement are driven by the company’s net earnings explicitly excluding the effects of interest, taxes and non-cash charges, which is a close analog of EBITDA. The company’s success in maintaining or improving EBITDA is an indication of the Company’s ability to maintain the liquidity provided by the senior secured credit facility. Secondly, in today’s capital markets, the ability of the company to attract new investment and working capital finance to support its growth is largely a function of its ability to generate cash to pay interest, maintain its physical capital, satisfy its tax obligations and reward investments. It is useful for investors to know whether this ability is being enhanced or degraded and EBITDA is widely accepted as a bellwether indicator of that ability. Finally, Company management uses EBITDA internally as the primary profitability measurement to make informed decisions and reward the performance of decision-making employees. EBITDA presented below should not be construed as a substitute for operating income or as a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with GAAP, nor is EBITDA necessarily a measure of our ability to fund our cash needs. EBITDA may not be comparable to similarly titled measures reported by other companies.

EBITDA as defined above is reconciled to GAAP measurements in the following table for the years presented in this document.

($000)	Year Ended December 31,				Nine Months Ended December 31, 1999
	2003	2002	2001	2000
EBITDA reconcilation:
Net income (loss)	$(21,338)	(4,600)	(8,879)	(4,760)	6,623
Add back:
Interest expense	29,479	29,303	34,895	38,001	23,150
Income tax expense (benefit)	15,444	(2,643)	(4,523)	(2,041)	4,559
Depreciation & amortization	27,852	27,749	27,356	25,725	15,819

EBITDA	$51,437	49,809	48,849	56,925	50,151

($000)	Year Ended December 31,				Nine Months Ended December 31, 1999
	2003	2002	2001	2000
INCOME STATEMENT DATA:
Net sales	$959,863	898,089	953,790	913,852	715,486
Gross profit	182,121	181,592	197,880	185,396	144,547
Operating income	23,585	20,167	19,637	21,552	34,332
Net earnings (loss)	$(21,338)	(4,600)	(8,879)	(4,760)	6,623

OTHER DATA:
EBITDA	$51,437	49,809	48,849	56,925	50,151
Ratio of earnings to fixed charges	0.83	0.79	0.66	0.84	1.41
Depreciation and amortization	$27,852	27,749	27,356	25,725	15,819
Capital expenditures	11,109	6,930	13,812	18,082	19,752
Acquisitions	—	—	—	26,600	259,676
Net cash provided by (used in) operating activities	28,432	(37,707)	66,214	(15,088)	97,090
Net cash used in investing activities	(9,679)	(5,252)	(11,770)	(44,173)	(278,458)
Net cash provided by (used in) financing activities	$(18,849)	42,944	(53,860)	55,004	185,996

	At December 31,
	2003	2002	2001	2000	1999
BALANCE SHEET DATA:
Working capital	$209,307	208,829	137,553	191,436	163,834
Total assets	565,918	618,012	558,251	623,356	521,507
Long-term debt less current installments	$343,161	343,322	289,607	340,752	297,380

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS.

THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS. SEE ‘FORWARD-LOOKING STATEMENTS’ ABOVE. YOU SHOULD NOT PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS AS SUCH STATEMENTS SPEAK ONLY AS OF THE DATE ON WHICH THEY ARE MADE, AND WE MIGHT NOT UPDATE THEM TO REFLECT CHANGES THAT OCCUR AFTER THE DATE THEY ARE MADE.

General

Royster-Clark, Inc. together with its subsidiaries, (the “Company” or “Royster-Clark”) is a retail and wholesale distributor of mixed fertilizer, fertilizer materials, seed, crop protection products and agronomic services to farmers, primarily in the Southeast and Midwest of the United States. The Company’s operations include retail farm centers (“Farmarkets”), granulation, blending and seed processing plants, and a network of storage and distribution terminals and warehouses. In addition, the Company operates two nitrogen-manufacturing plants that supply the wholesale and industrial customers with nitrogen products. Our business is affected by a number of factors, including weather conditions, prevailing prices for fertilizer, natural gas used in the production of various fertilizers and other crop production inputs.

Weather conditions can significantly impact our results of operations, both for quarterly reporting and on an annual basis. Adverse weather conditions during the planting season may force farmers to either delay or abandon their planting, or change to another crop, which may lead to lower use of fertilizer, seed and crop protection products.

The crop production inputs distribution business is seasonal. Since 1999, sales occurring between March and July have varied from approximately 68% to 73% of annual sales based upon planting, growing and harvesting cycles. In 2003, approximately 69% of sales occurred between March and July. This seasonality results from the planting, growing and harvesting cycles of our customers. Inventories must be accumulated to be available for seasonal sales, requiring significant storage capacity. The accumulation of inventory is financed by suppliers, by customer prepayments and by the Company through its credit facility. Depending on weather and field conditions in the Company’s widely diverse geographic marketing areas, the period of heavy product shipments to customers can vary by several weeks, which may impact in which quarter sales are recorded.

Another factor affecting our business is the price for fertilizers. We purchase nitrogen materials, phosphates, and potash and resell these nutrients in either their original form or in the form of multi-nutrient fertilizers. Price volatility varies for major nitrogen, phosphate and potash products. The table below provides quarter end prices for the products indicated by Mid-Cornbelt or Midwest per ton price quote listing published by Green Markets (a publication reporting on fertilizer industry developments). Ammonia (anhydrous ammonia) is being illustrated as a proxy for nitrogen products, while DAP (diammonium phosphate) and potash (coarse muriate potash) are being used as proxies for phosphate and potash products.

Quarter end price
$ per ton		1st	2nd	3rd	4th	Average annual	Maximum	Minimum
Ammonia	2003 2002	350 190	290 190	295 195	330 245	301 199	360 245	260 185

DAP	2003 2002	215 178	200 180	200 184	222 175	201 179	222 188	175 170

Potash	2003 2002	116 115	116 115	124 116	130 115	120 115	130 116	115 122

While the level of nitrogen prices affects the profitability of our entire business, the level of nitrogen prices affects the profitability of our two nitrogen-manufacturing plants more directly. The level of phosphate and potash prices affects the profitability of our business since gross profit generated by our processing and distribution activities with these materials is typically a function of the underlying cost.

The major raw material in the manufacture of nitrogen-based products is natural gas. During 2003, we purchased natural gas on the open market and through the use of fixed priced strip contracts for use in our nitrogen-production plant in East Dubuque, IL. The use of fixed-priced strips permits the Company to elect to lock in our gas costs for quantities of MMBTU’s that the Company elects to purchase on that basis. Over a period of years, natural gas exhibited a low degree of volatility until 2000 when natural gas prices increased dramatically from approximately $2.60 per MMBTU to approximately $9.98 per MMBTU at the end of 2000. The table below illustrates some of the degree of volatility of natural gas pricing quoted at the Henry Hub.

$ per		Quarter end price				Average annual	Maximum	Minimum
		1st	2nd	3rd	4th
MMBTU	2003 2002 2001(1)	5.00 3.26 3.10	5.31 3.17 5.03	4.66 4.09 1.82	5.79 4.75 2.55	5.10 3.52 3.56	19.07 5.14 5.71	4.00 1.97 1.72

(1)	2001 pricing averages, minimum and maximum was based on end of month pricing

As a result of the sharp rise in natural gas prices in early 2003, we elected to take down our nitrogen-production plant at East Dubuque, IL at the beginning of March 2003 for an early maintenance turnaround. This maintenance turnaround had been scheduled later in the year. We completed the turnaround and resumed production at the plant by the end of March 2003. Since December 31, 2003 through early March 2004, natural gas prices have fluctuated between over $5.00 per MMBTU to over $7.00 per MMBTU with pricing ranging from $5.20’s-$5.40’s in early March. We expect natural gas prices to moderate further as spring approaches. The level of natural gas prices directly affects profitability of our nitrogen-based products.

The Company is primarily a distribution company dealing in agricultural crop inputs. The Company derives revenues primarily from the distribution and sale of various crop inputs and services to agricultural customer for their crop input needs. These goods and services are sold directly to the customer farmers or wholesale customers who will resell to customer farmers or other wholesalers. Crop inputs include nutrient elements required for balanced plant development and growth. These nutrient elements include various dry and liquid materials and have varying nutritional content of nitrogen-based, phosphate-based and potash-based fertilizers as well as various types of micronutrients. Various weeds, insects and diseases can diminish our customers’ crop yield. Therefore, the Company offers a variety of herbicides, insecticides and fungicides, (collectively referred to as “crop protection products”) to enhance the success of our customer’s crop. The Company also markets various seed products to our customer base. Through the availability of genetically enhance seed products, we view the market for seed products to be increasingly important. While the dollar sales of seed may not become a dominant product line compared to other product lines offered, we believe that providing seed to our farmer customers has been and will be critical to future tie-in of other products being sold. In addition to products purchased and re-marketed in their purchased form, through the Company’s various production facilities and Farmarkets, we take various crop inputs and produce upgraded, value added products for sale to our customers. In the case of our Farmarkets, services are offered to the customer not only for delivery and application for products to the farmer’s fields creating a service link, differentiating our Company from merely a commodity distributor, but also crop management services in aiding the customer both before the sale and after the crops are in the farmer’s fields. In the case of our East Dubuque, IL facility, natural gas is used in the production of anhydrous ammonia and other upgraded nitrogen-based products. East Dubuque and our Cincinnati, Ohio facilities also manufacture and distribute products to industrial customers as well as products to agriculturally based customers.

Results of Operations

The following table and discussion provide information regarding Royster-Clark, Inc.’s consolidated statement of operations as a percentage of net sales.

	Year ended December 31,
	2003	2002	2001
Net sales	100.0%	100.0%	100.0
Cost of sales	81.0	79.8	79.3

Gross profit	19.0	20.2	20.7
Selling general and administrative expense	16.4	17.8	18.2
Loss on disposal of property, plant and equipment, net	0.1	0.1	0.1
Expenses related to Agro acquisition	—	—	0.4

Operating income	2.5	2.3	2.0
Interest expense	(3.1)	(3.3)	(3.6)
Gain on insurance	—	—	0.2
Gain on sales of gas contracts	—	0.2	—

Loss before income taxes	(0.6)	(0.8)	(1.4)
Income tax expense (benefit)	1.6	(0.3)	(0.5)

Net loss	(2.2)%	(0.5)%	(0.9)

Year ended December 31, 2003 compared to year ended December 31, 2002

Net sales.    Royster-Clark’s net sales were $959.9 million for 2003 compared to $898.1 million for 2002, an increase of $61.8 million, or 6.9%. The increase in sales resulted predominantly from approximately $83.4 million in price appreciation of fertilizer materials, particularly nitrogen-based products, and to a lesser extent, blended and granulated fertilizer, phosphates, potash, seed and other products, during the year. For the most part, this price appreciation is driven by higher costs of input materials, with increased natural gas costs being the primary driver. Such price appreciation is highly variable from year to year.

The eastern third of the country experienced persistent cool, cloudy and wet weather in the spring of 2003 (March through May) which adversely affected the volume of product shipments in several of the Company’s market areas in the Midwest and Southeast and Mid-Atlantic regions. The graphic below illustrates the unusual amounts of precipitation that affected the Company’s markets.

Significant flooding struck Indiana and Ohio in July. In September, Hurricane Isabel struck the North Carolina coast and tracked up through the interior sections of North Carolina, Virginia and Pennsylvania.

The result of this level of precipitation was that some farmers switched from planting corn to soybeans, which require less fertilizer and crop protection inputs while other farmers elected not to plant and to file for crop insurance compensation instead. During the fourth quarter, some recovery of sales volumes lost earlier in the year were achieved as weather was more moderate and allowed for field work. A summary of the net increase in sales is shown below:

•

The impact of sales price appreciation of all products was approximately $83.4 million for the year. Higher sales from price appreciation of ammonia, nitrogen solution and other nitrogen-based products (collectively referred to as “nitrogen products”) was approximately $57.6 million of the $83.4 million.

Nitrogen products are used in both liquid and dry blended fertilizers and these were also affected by nitrogen price appreciation resulting in approximately $17.8 million in increased revenues. Price appreciation related to other fertilizer materials was approximately $8.0 million.

•	Sales volume and other decreases of $21.9 million resulted from the following factors:

•	Crop protection product sales volume decreases of approximately $11.4 million was driven by reduced demand due to lower acres of corn planted and by inclement weather

•	Revenues related to specialty seed sales and related technology licensing decreased by $9.0 million.

•	Sales of seed were higher by approximately $4.4 million due to Company efforts to promote seed products.

•	Sales of potash products increased by approximately $4.1 million due to favorable fall season conditions.

•	Sales decreased in all other product categories by approximately $10.0 million in sales volume decrease due to inclement weather.

Gross profit.    Gross profit was $182.1 million for 2003 compared to $181.6 million for 2002, an increase of $0.5 million, or 0.3%. The increase in gross profit resulted predominantly from the various sales volume and pricing factors discussed above. Gross margin was 19.0% for 2003 compared to 20.2% for 2002. Lower gross margin ratio resulted primarily from decreased high gross margin specialty seed sales and related technology licensing revenue that did not recur in 2003.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $157.1 million for 2003 compared to $160.2 million for 2002, a decrease of $3.1 million, or 1.9%. Expense reductions resulted from efforts by management to increase returns. The decrease in selling, general and administrative expenses consisted of the following:

•	Expenses were approximately $4.8 million lower compared to 2002 due to cost savings measures in the areas of services, insurance, telephone, travel, entertainment and capitalization of inventoriable costs.

•	Employee compensation costs were approximately $0.6 million lower in spite of wage increases due to headcount and work week reductions.

These decreases were partially offset by the following:

•	Incentive program expenses were $1.8 million higher in 2003 compared to 2002 due primarily to higher Farmarket and sales representative incentive earnings.

•	Amortization expense was approximately $0.5 million higher compared to 2002, predominantly due to the write-off of deferred financing costs associated with the 3rd amendment to the senior secured credit facility in the first quarter of 2003.

Loss on disposal of property, plant and equipment, net.    Loss on sales of fixed assets was $1.4 million in 2003 compared to $1.2 million in 2002. This increase was the result of $0.2 million higher losses of asset sales related to closed or poorly performing Farmarket locations.

Operating income.    Operating income was $23.6 million for 2003 compared to $20.2 million 2002, an increase of $3.4 million, or 16.8%, due to the factors described above. Operating income as a percentage of net sales was 2.5% for 2003 compared to 2.3% for 2002, an increase of 0.2%.

Interest expense.    Interest expense was $29.5 million for 2003 compared to $29.3 million for 2002, an increase of $0.2 million, or 0.7%. The increase in interest expense was due to higher average levels of borrowings partially offset by lower interest rates under the senior secured credit facility (credit facility). Average daily borrowings on the senior secured credit facility of $126.1 million in 2003 compared to $116.0 million in 2002 and higher average daily borrowings on a vendor financing note payable of $10.5 million in 2003 compared to 2002 resulted in approximately $1.3 million higher interest expense. The higher average daily borrowings were used to finance higher cost inventory resulting predominantly from higher natural gas prices. Interest expense decreased by approximately $1.1 million due to market rate reductions. Weighted average rate for borrowings under the credit facility during 2003 was 4.69% compared to 4.94% during 2002, a decline of 0.25%.

Gain on sale of natural gas contracts.    The Company did not experience any gains in 2003 on sales of natural gas contracts compared to a $1.9 million gain in 2002.

Income tax expense.    Income tax expense was $15.4 million for 2003 compared to an income tax benefit of $2.6 million for 2002. The effective tax rate was 262.0% for 2003 compared to 36.5% for 2002. The increase in income tax expense and the effective tax rate was due to establishing a valuation allowance against deferred tax assets as required by SFAS No. 109, “Accounting for Income Taxes” at the end of the second quarter of 2003. Beginning July 1, 2003 and for future quarters, the Company will not record a net income tax expense or benefit until GAAP requirements for unrestricted recognition of deferred tax assets have been satisfied.

Net loss.    Net loss was $21.3 million for 2003 compared to $4.6 million for 2002, an increased loss of $16.7 million, due to the factors described above.

Year ended December 31, 2002 compared to year ended December 31, 2001

Net sales.    Royster-Clark’s net sales were $898.1 million for 2002 compared to $953.8 million for 2001, a decrease of $55.7 million, or 5.8%. The decrease in sales resulted predominantly from approximately $91.4 million in price deflation of fertilizer materials, predominantly nitrogen products, crop protection products and to a lesser extent, seed products, during the second quarter that continued into the beginning of the third quarter. In addition to this sharp deflation, inclement weather in several of the Company’s market areas in Indiana, Ohio, Illinois, Kentucky and Tennessee during the later portion of the first quarter and during the second quarter adversely affected the volume of product shipments. Some farmers switched from planting corn to soybeans, which require less fertilizer and crop protection inputs while other farmers elected not to plant and file for crop insurance compensation. The decrease in sales resulted from the net of the following:

•	The impact of deflation of all products was approximately $91.4 million for the year. Lower sales from price depreciation of ammonia, nitrogen solution and other nitrogen-based products (collectively referred to as “nitrogen products”) was approximately $75.0 million of the $91.4 million. Nitrogen products are used in both liquid and dry blended fertilizers and these were also affected by nitrogen price depreciation resulting in approximately $8.7 million in decreased revenues. Price depreciation related to other fertilizer materials was approximately $4.6 million. Crop protection product price depreciation of approximately $3.1 million was driven by reduced demand due to lower acres of corn planted and competition from generic products.

•	Sales volume and other increases of $35.7 million resulted from the following factors:

•	Sales increased in nitrogen products due to approximately $47.4 million. Volume declines in blended and granulated fertilizer products of approximately $20.2 million partially offset the increases described above. The volume increase in nitrogen products resulted primarily from regaining market share from 2001 through more aggressive marketing efforts during heavy second quarter movement and early movement of product for fall season sales during the third quarter and increased production at our East Dubuque facility which had been idle during most of the first quarter of 2001.

•	Decreases in blended and granulated fertilizer sales volumes were the result of several factors affecting our markets. Among these were dry conditions in the Southeast, production problems on certain fertilizer grades, higher margin standards that we required of our sales force, and an increase in customers failing to meet our credit standards.

•	New revenues generated by specialty seed and related technology sales of $9.0 million.

•	Sales of grain products were higher by approximately $3.1 million due to increased volumes shipped through the Company’s grain operations and increased sales of seed to elevators.

•	Sales of seed were higher by approximately $2.2 million due to Company efforts to promote seed products.

•	Sales of crop protection product decreased approximately $2.2 million due to lower sales volumes due to reduced corn acres planted during the second quarter.

•	Sales of other fertilizer material products and other revenues were $3.6 million lower compared to 2001 relate to numerous items resulting from reduced corn acres planted and other factors.

Gross profit.    Gross profit was $181.6 million for 2002 compared to $197.9 million for 2001, a decrease of $16.3 million, or 8.2%. The decrease in gross profit resulted predominantly from the various sales volume and pricing factors discussed above partially offset by gross margin contributed by new revenues related to technology licensing. Gross margin was 20.2% for 2002 compared to 20.7% for 2001. Lower gross margin resulted primarily from sales price declines in nitrogen products.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $160.2 million for 2002 compared to $173.2 million for 2001, a decrease of $13.0 million, or 7.5%. Many of the expense reductions under which management has control resulted from efforts under an initiative by management to reduce expenses to yield increased returns. The decrease in selling, general and administrative expenses resulted from the following:

•	Expenses were approximately $4.9 million lower compared to 2001 due to cost savings measures in the areas of seasonal labor, overtime, auto, fuel, power services, telephone, travel, entertainment and supplies.

•	Employee compensation costs were approximately $3.2 million lower due to personnel reductions, hour reductions of staff initiated to reduce costs.

•	Incentive program expenses were $2.0 million lower in 2002 compared to 2001 due primarily to lower administrative and wholesale salesman incentives.

•	Higher transfer of production and logistics costs to inventory of $1.8 million.

•	Medical health insurance expense and other benefits and taxes were $1.4 million lower than last year due to fewer employees, favorable experience and an increase in employee sharing of healthcare costs.

•	Rent expense was approximately $0.8 million lower than the comparable period last year due to improved utilization of equipment.

•	Amortization of goodwill and other assets was approximately $0.6 million lower compared to 2001, predominantly due to adoption of provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. During 2001, selling, general and administrative expenses included charges for the amortization of goodwill, which is no longer amortized in the current year with the adoption of SFAS No. 142. For the twelve months ended December 30, 2001, amortization of goodwill totaled $1.3 million. Lower goodwill amortization was partially offset by increased amortization of patent and technology licenses during the fourth quarter.

•	Other decreases of $1.2 million spread through various categories.

These decreases were partially offset by the following:

•	General liability, property and workman’s compensation insurance expenses were $2.0 million higher in 2002 compared to 2001 due to rising costs of insurance coverage in the market place.

•	Depreciation expense was $0.5 million higher in 2002 compared to 2001 due to capital spending

•	Commission expense for third party agents was $0.4 million higher.

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

Environmental Matters

The Company is subject to a wide variety of federal, state and local environmental laws and regulations. The Company has been identified as a potentially responsible party concerning the release of certain hazardous substances at five locations. While the current law potentially imposes joint and several liability upon each party named as a potentially responsible party, the Company’s contribution to clean up these sites is expected to be limited, given the number of other companies which have also been named as potentially responsible parties and the nature and amount of cleanup involved. A number of the Company’s facilities have been evaluated as having excess nitrates, phosphorous, and pesticides in the surrounding soil or groundwater. In addition, several underground storage tanks have been removed or closed at some facilities and these sites have been evaluated for possible contamination. In total, cleanup of hazardous or potentially hazardous substances has been planned or is being performed at approximately 39 sites.

In connection with the 1999 acquisitions of AgriBusiness and Royster-Clark, the Company obtained indemnities for certain claims related to environmental matters that existed or arose prior to the acquisitions. The indemnities related to AgriBusiness are subject to a $4,500 deductible, may not to exceed 10% of the purchase price, or a total of $30,000 and certain time limitations. Indemnities related to claims arising out of environmental representations and warranties and claims associated with, arising from or relating to conditions existing prior to April 1999 associated with the real estate owned by AgriBusiness and transferred to the Company at closing expire in April 2004. Indemnities covering other environmental claims associated with, arising from or relating to conditions existing prior to April 1999 on real estate (other than real estate subject to the April 2004 indemnity expiration) formerly owned, leased or operated by the AgriBusiness or offsite disposition of contaminants survive indefinitely. The environmental indemnities related to Royster- Clark, Inc. (predecessor company) are subject to a deductible of $2,000 and an overall cap of $5,000 on all indemnities which expire in April 2004. In addition, Royster-Clark, Inc. (predecessor company) had obtained indemnities from Lebanon Chemical Corporation (LCC) for certain claims related to environmental matters that existed at sites acquired from LCC in December 1998. The Company has a claim pending under the indemnities from LCC. Other than that claim, the indemnity has expired. The Company also obtained indemnities from the former stockholder of Alliance for environmental conditions identified as of the date of acquisition. The indemnification remains is effect until notice is received requiring no further actions or after a two-year period of testing with no reportable results in deterioration of water quality.

At December 31, 2003, the Company had accruals of approximately $3,105 thousand for future costs associated with environmental remediation of certain properties compared to $3,260 thousand at December 31, 2002. Costs charged against these accruals for the year ended December 31, 2003 and 2002 were approximately $232 thousand and $222 thousand, respectively. During the year, certain estimates were revised given changing facts that came to light during the year that resulted in a net increase in environmental accruals of $77 thousand for properties being monitored. Environmental remediation projects related to the cleanup of regulated substances are in progress at approximately 39 sites. The cleanup efforts primarily involve remediation of excess nitrates, phosphorous and pesticides in soils and/or groundwater at these sites, or costs to be incurred in the cleanup and monitoring of old underground storage tanks. Certain of these remediation efforts are of a long-term nature. The cost of these on-going and potential response actions is not expected to have a material adverse effect on our business, financial condition or results of operations.

Liquidity and Capital Resources

Our primary capital requirements are for working capital, debt service, capital expenditures and possible acquisitions. For day-to-day liquidity requirements, we operate with a senior secured credit facility with a consortium of lenders. On December 22, 2003, the Company completed the refinancing of its senior secured credit facility with an amended and restated senior secured credit facility (replacement facility) from a consortium of lenders. The terms and provisions of the replacement facility are similar to the terms and provisions of the former senior secured credit facility except as noted below. Replacement facility raises the amount available to the Company from its then current $205,000 up to $225,000, subject to certain borrowing base limitations. The replacement facility expires in three years and bears interest at LIBOR plus a spread based on the Company’s leverage. The replacement facility will employ prime interest loans at times. The weighted average interest rates on the senior secured credit facilities were 4.69% at December 31, 2003 and 4.94% at December 31, 2002. The replacement facility is secured by (1) a lien on all accounts receivable, inventory and certain other assets of the Company and its subsidiaries (except for the collateral securing the First Mortgage Notes, as discussed in note 12 to the consolidated financial statements), (2) all of the common stock of the Company, and (3) all of the common stock of the Company’s subsidiaries, except for the equity interests of certain subsidiaries pledged to secure the First Mortgage Notes. Amounts outstanding under the credit facilities totaled $142,979 and $143,121 at December 31, 2003 and 2002, respectively.

As of December 31, 2003, the company was in technical default with respect to three provisions of the credit agreement relating to (1) access to cash management accounts, (2) qualification of property insurance providers and (3) the failure to disclose separately a partnership which was wrongly believed to have been dissolved. These violations were the result of changes in the language of the amended and restated agreement, the full import of which was not realized until after the closing. In March 2004, the consortium of lenders formally waived these defaults.

At December 31, 2003, the borrowing base provisions under the replacement credit facility supported a gross borrowing availability of $156.5 million, from which we had drawn $143.0 million. The replacement facility includes up to $20.0 million for letters of credit of which there were letters of credit totaling $8.2 million outstanding at December 31, 2003. This facility contains financial and operational covenants and other restrictions with which we must comply, including a requirement to maintain certain financial ratios and limitations on our ability to incur additional indebtedness. While there are various covenants and other restrictions with which we must comply, the Company believes that this replacement facility provides improved operating effectiveness and flexibility for the Company in the future. We believe that cash generated from operations and borrowings available under the credit facility will be sufficient to meet our operating and capital needs in the foreseeable future.

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

Net cash provided by operating activities for the year ended December 31, 2003 was $28.4 million compared to net cash used of $37.7 million for the comparable period in 2002, an increase in net cash provided of $66.1 million. The most significant component of increased cash provided by operating activities was movement in operating assets and liabilities of $63.0 million. At December 31 of any given year there is a large degree of variability over which the Company does not have a great deal of control. The overall trend of nitrogen prices, resulting in large part to changes in natural gas costs, will influence customers whether or not they elect to take advantage to company programs for prepayment. While changes in customer prepayment is not classified as cash provided by or used in operating activity, generally, before there is a customer deposit, the customer first pays off their trade account receivable leading to cash provided by operating activities. Changes in nitrogen prices will also affect the inventory investments the Company must make even though the physical volume may be roughly constant from year to year. At December 31, changes in other receivables are primarily driven by the timing of vendor rebate receipts. Most vendor rebate programs settle up near the end of the year. As a result, historically, receipts have straddled very closely around December 31 – sometimes shortly before and sometimes shortly after. During 2003, the Company made a concerted effort to collect the vendor rebates prior to December 31, although we can not assure that such attempts will be effective each year.

Net cash used in investing activities amounted to $9.7 million in 2003 compared to $5.3 million in 2002, an increase of $4.4 million. The increase in net cash used in investing activities resulted from increased capital expenditures of $4.2 million in 2003 and lower proceeds from sales of property, plant and equipment of $0.2 million.

Capital expenditures were $11.1 million for the year ended December 31, 2003 compared with $6.9 million for the year ended December 31, 2002. These capital expenditures were primarily for facility improvements, machinery and equipment replacement, and environmental improvement projects. We estimate total capital expenditures, excluding acquisitions, for 2004 of approximately $12.0 million.

Net cash used in financing activities totaled $18.8 million in 2003 compared to net cash provided by financing activities of $42.9 million in 2002. Cash was used in higher net payments of $54.0 million on the credit facilities and higher payments on vendor financing note of $22.2 million in 2003 compared to 2002. Cash was also used in the payment of $4.1 million in deferred financing costs associated with the credit facilities during 2003. Cash used in these changes was partially offset by higher cash provided by customer deposits of $11.5 million and lower payments on long-term debt of $7.1 million.

Net working capital, excluding current installments of long-term debt at December 31, 2003 totaled $209.5 million versus $209.0 million at December 31, 2001, an increase of $0.5 million, or 0.2%. Working capital changes are summarized in the table below.

Working capital decreases:
Trade accounts receivable	$10.9
Other receivables	16.7
Deferred income taxes	9.2
Customer deposits	7.8

Total decreases	44.6

Working capital increases:
Inventories	7.5
Accounts payable	12.8
Note payable	21.7
Other working capital increases	3.1

Total increases	45.1

Net decrease	$(0.5)

This decrease in working capital resulted primarily from the earlier cash collection of vendor rebates in other receivables and collections on customer accounts reducing trade accounts receivable and increases in customer deposits. In previous years higher amounts of vendor rebates were collected in January compared to December in 2003. We believe that the increased customer deposits reflect both the solvency of the Company’s customers and their confidence in the Company as a supplier. The company has evidence that some customers believe that various products will continue to rise in price and potentially be in restricted supply in some markets. Accordingly, such customers are taking advantage of locking in supplies and pricing increases and business tax benefits in making these deposits by December 31. While some margin may be lost in obtaining early season pricing, such customers are less likely to price shop with other suppliers and will likely use the Company as their sole supplier for their crop input requirements and related services that the Company provides. The lower note payable relates to early payment of vendor invoices last year that were not repeated in 2003. Lower accounts payable resulted primarily from lower purchases using accounts payable financing at December 31. Higher inventory resulted primarily from higher cost inventory on hand that resulting primarily from higher natural gas costs.

Obligations and Commitments

The following tables summarize our material contractual obligations and commitments, including both on- and off-balance sheet arrangements (in millions) at December 31, 2003:

	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 years
Long-term debt obligations	$343.3	0.2	143.0	—	200.1
Operating leases	31.7	12.5	14.3	4.1	0.8
Purchase obligations for materials	14.4	14.4	—	—	—
Customer deposits	65.0	65.0	—	—	—
Other long-term liabilities	3.1	1.1	2.0	—	—

Total obligations	$457.5	93.2	159.3	4.1	200.9

Long-term debt obligations.    Long-term debt obligations include the Company’s 10 ¼% First Mortgage Notes, the senior secured credit facility and various notes payable.

First Mortgage Notes.    The Company issued $200 million of 10 1/4% First Mortgage Notes due April 2009 to partially finance the acquisition of AgriBusiness in 1999. The First Mortgage Notes bear interest at 10.25% payable semi-annually in arrears. The First Mortgage Notes are secured by 17 principal properties, related fixtures and equipment and other related assets and a pledge of equity of certain subsidiaries. RCG and certain subsidiaries also unconditionally guarantee the First Mortgage Notes. The First Mortgage Notes are not redeemable prior to April 1, 2004 except in the case of a change of control. Thereafter, the First Mortgage Notes are redeemable in whole or in part, at the Company’s option, at a 5.125% premium, declining ratably to par on April 1, 2007, plus accrued and unpaid interest, if any, to the date of redemption.

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

Senior secured credit facility.    The Company maintains a senior secured credit facility (credit facility) that allowed it to borrow up to $225.0 million, subject to certain borrowing base limitations as of December 31, 2003. The credit facility expires in three years and bears interest at LIBOR plus a spread based on the Company’s leverage. The replacement facility will employ prime interest loans at times. The credit facility is secured by (1) a lien on all accounts receivable, inventory and certain other assets of the Company and its subsidiaries (except for the collateral securing the First Mortgage Notes, as discussed in note 12 to the consolidated financial statements), (2) all of the common stock of the Company, and (3) all of the common stock of the Company’s subsidiaries, except for the equity interests of certain subsidiaries pledged to secure the First Mortgage Notes.

The credit facility is subject to certain covenants, including limitations on additional indebtedness, limitations on liens, limitations on capital expenditures and maintenance of certain required financial ratios. The credit facility also restricts the payment of dividends by the Company to RCG. Dividends are restricted to (1) amounts necessary to enable RCG to pay overhead expenses in an amount not to exceed $2.0 million annually; (2) amounts necessary to enable RCG to pay income and other taxes; and (3) $1.0 million over the life of the agreement for the purpose of repurchasing, redeeming or otherwise acquiring and retiring any capital stock, stock warrants, stock options or other rights to acquire capital stock of RCG. Dividends made under the third provision are further restricted in that such dividends may not be made if a default has occurred (or would occur if the dividend payment were made), or such dividend payments would result in noncompliance with any financial covenants.

Other notes payable.    Other notes payable includes three notes incurred for the purchase of various property, plant and equipment, with no individual note exceeding $175 thousand.

Operating leases.    The Company leases office facilities, rail cars and various types of equipment under noncancelable operating leases whose term’s range from one to ten years. The most significant portion of the operating leases relate to equipment used in the application of crop inputs to farmer’s fields and equipment used by support staff at our Farmarket locations.

Purchase obligations for materials.    The Company has commitments to purchase various other fertilizer materials for resale or for use in the manufacture of other blended or mixed fertilizers. The Company also has purchase commitments for natural gas for use in the manufacture of anhydrous ammonia at our East Dubuque, IL facility. These commitments only comprise a portion of the facility’s natural gas requirements which are fulfilled through open market purchases each month. We believe that sufficient natural gas supplies can be economically obtained through open market purchases at the current time. We monitor the natural gas markets and should our perceptions alter, we may enter into purchase commitments at that time. The amount present above for purchase obligations is for company-wide purchases of selected materials. We do not aggregate open purchase orders executed in the normal course of business by each of our operating locations and such purchase orders are therefore not included on the table.

The Company also has commitments in connection with the acquisition of AgriBusiness in 1999, which the Company entered into a ten-year supply agreement with IMC Kalium Ltd. (Kalium) and IMC-Agrico Company (Agrico), both of which are subsidiaries of IMC Global. Under the terms of the supply agreement, the Company is required to purchase (and Agrico and Kalium are required to supply) certain products in an amount equal to its estimated normal business requirements of the former AgriBusiness locations. The purchase prices and quantities of the products covered by the agreement are determined by market forces. The agreement automatically renews for subsequent periods of five years unless otherwise canceled by either party. In addition, the agreement specifies remedies available to the parties in the event of noncompliance, which include compensatory damages in the event of a failure to purchase (or supply) the required quantities of the covered products. Purchases under this contract were well in excess of minimum requirements and exceeded $100 million during 2003. We expect to purchase quantities of materials above the prescribed minimums under this agreement during 2004.

In January 2004, IMC Global announced plans for a merger with Cargill Crop Nutrition that is projected to be completed in the summer of 2004. Based on our existing contractual relationship and the significant volume of purchases that we make, we expect to maintain a positive relationship with the new entity; however, should adverse changes occur we would expect to be able to procure the materials required from other suppliers.

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

Other long-term liabilities.    Amounts shown consist primarily of patent and technology and severed employee contracts which have been recorded on our December 31, 2003 balance sheet. The Company signed contracts in 2002, which provided an exclusive license for use of certain patents and intellectual property from the owners over a period of time, subject to extensions. The contracts prescribe payments over a four-year period. The Company has agreements to pay four former employees under separation agreements. The table does not include our environmental liabilities, long-term disability accruals, and accruals for self-insurance losses and defined benefit pension and other post-retirement plans because it is not certain when these liabilities will become due. Future contributions to the defined benefit pension plan will be dependant upon pending legislation, future changes in discount rates and the earnings performance of the plan assets. We have made no contributions nor were we required to make contributions to the defined benefit pension plan in 2003 or 2002.

We expect that all of our cash sources from operations and our credit facility will be sufficient for at least the next three years, while our current credit facility is in place, to meet our obligations and commitments described above. We are not aware of any material trend, uncertainty related to cash flow, capital resources, capital requirements or liquidity that would prevent us having sufficient cash resources to operate our current business.

Contingent Obligations

Employment contracts. The Company has employment contracts with certain members of management. These employment agreements are terminable by the Company with or without cause. In the event that the employment agreements are terminated without cause and provided that executives comply with the confidentiality and non-competition covenants, they will be entitled to receive all payments as defined in the respective agreements. The contracts extend through April 2004 with an automatic one-year extension thereafter unless notice of intent not to renew is given, either by the Company or by the executive. If termination without cause had occurred as of December 31, 2003, the Company would have been required to pay approximately $2.3 million to satisfy its obligations.

Letters of credit.    The Company maintains letters of credit for various types of insurance coverage, leases and other needs. The letters of credit generally have a one-year maturity and are on an evergreen renewing basis. As of December 31, 2003, the Company has $8.2 million of letters of credit outstanding.

Pension Obligations

As of December 31, 2003, our defined pension obligations exceed the fair value of plan assets by $655 thousand, up from $447 thousand as of December 31, 2002. The increase in under-funded status was due primarily due to actual returns on plan assets not exceeding actuarial losses and interest and service costs. In 2003, we recorded an increase to the minimum pension liability of $165 thousand and an increase to other comprehensive loss of $105 thousand, net of tax of $64 thousand.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the judgments and estimates underlying all of our accounting policies, including those related to inventories, allowance for doubtful accounts, rebate receivables, impairment of long-lived assets, goodwill, deferred tax valuation allowances, restructuring reserves and contingencies and litigation. We base our estimates on historical experience and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Materially different results in the amount and timing of our actual results for any period could occur if our management made different judgments or utilized different estimates.

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

Rebate Receivables

Rebates are received from crop protection products, raw material and seed vendors, based on programs sponsored by the vendors. The programs vary based on product type and specific vendor practice. More than 80% of the rebates earned are from crop protection product vendors. The majority of the rebate programs run on a crop year basis, typically from October 1st to September 30th, although other fiscal periods are sometimes utilized. The majority of the rebates are earned based on the sales a dealer generates of a vendor’s product in a given crop year. The rebate accrual booked monthly is based on actual sales and the use of a reasonably estimable rebate percentage derived from binding arrangements so long as the receipt of such payment is deemed probable. Most rebates are settled and received during our fourth quarter, although some programs settle and payments not are received until our first quarter. To the extent that programs can not meet the conditions of: 1) resulting from a binding arrangement, 2) payments under the arrangement is probable and 3) the amount is reasonably estimable, earnings will be recorded when payment is received, which will typically be during our fourth quarter. Most of our rebate programs meet the conditions set forth in EITF Issue 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor.” However, we expect higher income during the fourth quarter for rebate programs that do not meet the requirements of EITF Issue 02-16 resulting from lower income being recorded during the first three fiscal quarters.

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

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on the difference between an asset’s carrying value and an estimate of fair value, which may be determined based upon quotes or a projected discounted cash flow.

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

Deferred Income Tax Assets

Deferred tax assets are reviewed annually for recoverability using the same forecasts used for the evaluation of the fair value of goodwill described above. Projections of future revenues use key variables that we must estimate and include assumptions regarding future sales volume, prices and other economic factors. Significant management judgment is involved in estimating these variables, and they include inherent uncertainties since they are forecasting future events. We have had unprofitable operations for the last four years. These losses have generated a federal tax net operating loss, or NOL, carryforwards of approximately $65 million as of December 31, 2003. Generally accepted accounting principles require that we record a valuation allowance against the deferred tax assets if it is “more likely than not” that we will not be able to utilize it to offset future taxes. In June 2003, as a result of the Company’s cumulative losses incurred in recent years and the lower than expected income for the second quarter, the Company could not satisfy the requirement by generally accepted accounting principles that it was “more likely than not” that we will be able to utilize it to offset future taxes. As a result, the Company recorded a valuation reserve for the full amount of the net deferred tax assets at June 30, 2003. Beginning July 1, 2003 and for future quarters, the Company will not record a net income tax expense or benefit until GAAP requirements for unrestricted recognition of deferred tax assets have been satisfied.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to various market risks, including commodity price risk and interest rate risk. The Company has entered into limited commodity hedging activities with respect to its grain and seed purchases. The majority of these contracts settle in cash. Such settlements have not had a significant effect on liquidity in the past, nor are they expected to be significant in the future. In the past, the provisions of the credit facility have not provided the Company the flexibility to perform any significant hedging activities. While, we do not anticipate initiating any significant hedging activities, the amended and restated credit facility that closed in December 2003 will provide the Company with more flexibility with which to consider hedging activities in natural gas, interest rates or expanded use in seed and grain. We continue to evaluate the possibilities for hedging to manage the volatility associated with various aspects of our business. We do not use derivatives for speculative or trading purposes.

Commodity Price Risk

The Company is exposed to market risk due to changes in natural gas prices. Natural gas is a raw material used in the production of various nitrogen-based products that the Company either manufactures at its East Dubuque plant or purchases from vendors. Market prices of nitrogen-based products are affected by changes in natural gas prices as well as supply and demand and other factors. As a normal course of business, the Company purchases nitrogen-based products during the winter and early spring to supply its needs during the high sales volume spring season. Nitrogen-based inventory remaining at the end of the spring season will be subject to market risk due to changes in natural gas prices and supply and demand. Currently, the Company purchases natural gas for use in its East Dubuque facility on the spot market, but has also used short-term, fixed supply, fixed price purchase contracts which will lock in pricing for a portion of its natural gas requirements through the winter months which have demonstrated the highest degree of volatility. Notwithstanding these purchase contracts, the Company is exposed to significant, although not excessive market risk. Changes in levels of natural gas prices and market prices of nitrogen-based products can materially affect the Company’s financial position and results of operations. The Company has experienced no difficulties in securing supplies of natural gas, however, natural gas is purchased at market prices and such purchases are subject to price volatility.

The Company engages in limited commodity hedging activities with respect to its grain and seed purchases. Grain and seed hedging activities are marked to market every month and price fluctuations are reflected in the consolidated statements of operations.

Interest Rate Risk

The Company is also exposed to changes in interest rates. The interest rates that we pay for borrowings under our credit facility are based primarily on the LIBOR rate of interest charged by the agent bank under our credit facility. Our operating results will be impacted by changes in interest rates. We estimate that based on an annual average balance on our credit facility that each 1% change in market interest rate will impact before tax earnings by approximately $1.3 million. Our First Mortgage Notes bear interest at a fixed rate of 10 1/4%. Some of our customer deposits also bear interest at a fixed rate, which is established on an annual basis at the beginning of each farming season based on prevailing market rates for similar programs in each of the regions in which we operate.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholder

Royster-Clark, Inc.:

We have audited the accompanying consolidated balance sheets of Royster-Clark, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholder’s equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Royster-Clark, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the consolidated financial statements, the Company implemented Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

/s/    KPMG LLP

March 5, 2004

Norfolk, Virginia

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(Dollars in thousands)

	2003	2002
Assets (Note 11)
Current assets:
Cash	$886	982
Trade accounts receivable, net of allowance for doubtful accounts of $5,938 and $6,118 at December 31, 2003 and 2002, respectively	85,304	96,177
Other receivables	19,983	36,653
Inventories (note 5)	259,957	252,435
Prepaid expenses and other current assets	2,876	2,326
Deferred income taxes (note 10)	—	9,206

Total current assets	369,006	397,779

Property, plant and equipment, net (notes 6 and 12)	165,685	182,267
Goodwill, net of accumulated amortization of $3,395 at December 31, 2003 and 2002	16,540	16,540
Deferred income taxes (note 10)	—	7,373
Deferred financing costs, net of accumulated amortization of $9,018 and $7,542 at December 31, 2003 and 2002, respectively	9,904	8,400
Other assets, net (note 7)	4,783	5,653

	$565,918	618,012

Liabilities and Stockholder’s Equity
Current liabilities:
Note payable (note 8)	$—	21,740
Customer deposits (note 9)	65,004	57,200
Accounts payable	69,461	82,303
Accrued expenses and other current liabilities	25,234	27,707

Total current liabilities	159,699	188,950
Senior Secured Credit Facility (note 11)	142,979	143,121
10 1/4% First Mortgage Notes due 2009 (note 12)	200,000	200,000
Other long-term liabilities (notes 15 and 16)	8,548	9,664

Total liabilities	511,226	541,735

Stockholder’s equity (note 11):
Common stock, no par value. Authorized 350,000 shares; issued and outstanding at December 31, 2003 and 2002, 1 share	—	—
Additional paid-in capital	88,599	88,599
Accumulated deficit	(33,158)	(11,678)
Accumulated other comprehensive loss	(749)	(644)

Total stockholder’s equity	54,692	76,277

Commitments, contingencies and subsequent event (notes 3, 11, 13, 15, 16 and 17)	$565,918	618,012

See accompanying notes to consolidated financial statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	2003	2002	2001
Net sales (note 21)	$959,863	898,089	953,790
Cost of sales	777,742	716,497	755,910

Gross profit	182,121	181,592	197,880
Selling, general, and administrative expenses	157,130	160,206	173,168
Loss on disposal of property, plant and equipment, net	1,406	1,219	912
Expenses related to Agro acquisition (note 21)	—	—	4,163

Operating income	23,585	20,167	19,637
Interest expense (note 9)	(29,479)	(29,303)	(34,895)
Gain on sale of natural gas contracts (note 17)	—	1,893	—
Gain on insurance settlement	—	—	1,856

Loss before income taxes	(5,894)	(7,243)	(13,402)

Income tax expense (benefit) (note 10)	15,444	(2,643)	(4,523)

Net loss	$(21,338)	(4,600)	(8,879)

See accompanying notes to consolidated financial statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY AND COMPREHENSIVE LOSS

Years ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	Common stock		Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive loss	Total stockholder’s equity
	issued
	Shares	Amount
Balance at December 31, 2000	1	$—	88,599	1,863	—	90,462
Net loss	—	—	—	(8,879)	—	(8,879)

Balance at December 31, 2001	1	—	88,599	(7,016)	—	81,583
Net loss	—	—	—	(4,600)	—	(4,600)
Recognition of minimum pension liability, net of tax	—	—	—	—	(644)	(644)

Total other comprehensive loss (note 14)						(5,244)
Dividend to Royster-Clark Group, Inc. (note 3)	—	—	—	(62)	—	(62)

Balance at December 31, 2002	1	—	88,599	(11,678)	(644)	76,277
Net loss	—	—	—	(21,338)	—	(21,338)
Recognition of minimum pension liability, net of tax	—	—	—	—	(105)	(105)

Total other comprehensive loss (note 14)						(21,443)
Dividend to Royster-Clark Group, Inc. (note 3)	—	—	—	(142)	—	(142)

Balance at December 31, 2003	1	$—	88,599	(33,158)	(749)	54,692

See accompanying notes to consolidated financial statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net loss	$(21,338)	(4,600)	(8,879)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	2,148	2,630	2,980
Depreciation and amortization	27,625	27,749	27,356
Loss on disposal of property, plant and equipment	1,406	1,219	912
Write-off of deferred financing costs	227	—	—
Amortization of imputed interest	487	—	—
Deferred income taxes	16,515	(3,023)	(5,018)
Changes in operating assets and liabilities increasing (decreasing) cash:
Trade accounts receivable	8,725	(25,053)	3,691
Other receivables	16,670	(12,272)	14,591
Inventories	(7,522)	(41,704)	29,312
Prepaid expenses and other current assets	(422)	(80)	3,103
Other assets	(214)	(682)	(1,151)
Accounts payable	(12,842)	18,248	(1,355)
Accrued expenses and other current liabilities	(2,467)	155	262
Other long-term liabilities	(566)	(294)	410

Total adjustments	49,770	(33,107)	75,093

Net cash provided by (used in) operating activities	28,432	(37,707)	66,214

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	2,130	2,380	2,042
Purchases of property, plant, and equipment	(11,109)	(6,930)	(13,812)
Purchase of technology and patent licenses	(700)	(702)	—

Net cash used in investing activities	(9,679)	(5,252)	(11,770)

Cash flows from financing activities:
Proceeds from Senior Secured Credit Facility	358,888	356,923	349,264
Payments on Senior Secured Credit Facility	(359,030)	(303,046)	(395,976)
Payments on vendor financing note	(22,227)	—	—
Principal payments on long-term debt	(25)	(7,171)	(125)
Proceeds from long-term debt	—	—	256
Dividend paid to Royster-Clark Group, Inc.	(142)	(62)	—
Net increase (decrease) in customer deposits	7,804	(3,700)	(7,279)
Payment of deferred financing costs	(4,117)	—	—

Net cash provided by (used in) financing activities	(18,849)	42,944	(53,860)

Net increase (decrease) in cash	(96)	(15)	584
Cash, beginning of year	982	997	413

Cash, end of year	$886	982	997

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$29,200	29,438	35,027

Cash paid during the year for income taxes	$1,223	294	429

(Continued)

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

Supplemental disclosure of noncash investing and financing activities:
During 2003 and 2002, the Company recognized additional minimum pension liability of $169 and $1,039, respectively, as reflected by the change in other long-term liabilities.

As discussed in note 8 to the consolidated financial statements, in 2002, the Company entered into a short-term financing arrangement with a finance company related to one of the Company’s vendors. The financing entailed the exchange of trade accounts payable for the note payable in the amount of $22,227. As the Company was not required to pay interest on this note for the first six months of 2002, interest was imputed and the note was recorded net of $487 that was recorded as a reduction of the cost of inventory purchased with the arrangement.

As discussed in notes 7 and 15 to the consolidated financial statements, the Company entered into an exclusive license to use and market a new technology for approximately $4,100. Approximately $700 was paid in both 2003 and 2002, while the remaining amounts will be paid through 2006. The remaining liability of $2,700 is reflected as $800 in accrued expenses and other current liabilities and $1,900 in other long-term liabilities.

As discussed in note 4 to the consolidated financial statements, the Company decreased its estimates by $497 in 2001 for costs to exit certain facilities, severance and termination obligations and relocation costs. These costs reduced recorded goodwill in 2001.

During 2001, the Company recorded a gain of $600 on certain surplus land claimed by a city government by eminent domain.

See accompanying notes to consolidated financial statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

(1)    Description of Business

Royster-Clark, Inc. (herein referred to as Royster-Clark or the Company) is a retail and wholesale distributor of mixed fertilizer, fertilizer materials, seed, crop protection products, and agronomic services to farmers, primarily in the East, South, and Midwest. The Company’s operations consist of retail farm centers, granulation, blending and seed processing plants, and a network of storage and distribution terminals and warehouses. In addition, the Company operates two nitrogen manufacturing plants that supply the retail and wholesale distribution businesses with nitrogen fertilizer products. The Company is a wholly owned subsidiary of Royster-Clark Group, Inc.

(2)    Summary of Significant Accounting Policies

(a)    Principles of Consolidation

The consolidated financial statements include the accounts of Royster-Clark, Inc. and its subsidiaries, as listed in note 18. All significant intercompany balances and transactions have been eliminated.

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

(c)    Trade Accounts Receivable

The majority of trade accounts receivable is recorded at the invoiced amount and does not bear interest. The remainder has extended terms based on the related crop year and bears interest at 18%. The allowance for doubtful accounts is the Company’s best estimate of probable credit losses in the Company’s existing accounts receivable. The Company determined the allowance based on a risk-based analysis of historical write-offs, current sales levels, sales terms and age of the receivables. Substantially all of the Company’s customers are involved in the agricultural industry, which is influenced by a variety of factors which are out of the Company’s control, including weather conditions, government position and regulation, and world economic conditions, among others. The Company does not have any off-balance-sheet credit exposure related to its customers.

(d)    Concentration of Credit Risk

The Company sells its products and services to farmers and retail dealers primarily in the midwestern and southeastern United States. Approximately 69% of the Company’s sales are made between March and July. No single customer or group of affiliated customers accounted for more than 10% of the Company’s net sales.

In addition to the concentration of sales between March and July, the Company is impacted by a number of other factors, including weather conditions and prevailing prices for fertilizer and other crop production inputs, including natural gas.

Weather conditions can significantly impact the results of operations. Adverse weather conditions during the planting season may force farmers to either delay or abandon their planting, which may lead to lower use of fertilizer, seed, and crop protection products.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

(e)    Other Receivables

Other receivables primarily consist of vendor rebates of $11,185 and $28,252 at December 31, 2003 and 2002, respectively. Vendor rebates represent amounts due from suppliers on crop protection, seed, and fertilizer products and are accrued when earned, which is typically at the time of sale of the related product. Other receivables also include amounts due from other fertilizer companies related to product exchanges of $5,191 and $318 at December 31, 2003 and 2002, respectively. Other receivables also include amounts due from officers or employees of $6 and $12 at December 31, 2003 and 2002, respectively.

(f)    Inventories

Inventories are stated at the lower of cost or market, with cost being determined by the weighted average cost method. Costs directly associated with warehousing and distribution are capitalized into crop protection and seed inventories. Total warehousing and distribution costs capitalized into inventories amounted to $3,347 and $3,199 at December 31, 2003 and 2002, respectively.

(g)    Derivative Instruments and Hedging Activities

The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values.

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

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

(j)    Deferred Financing Costs

Deferred financing costs for the First Mortgage Notes are being amortized using the effective interest method over the term of the related debt facility. Deferred financing costs related to the Senior Secured Credit Facility are being amortized on a straight-line basis.

(k)    Other Assets

Other assets are primarily comprised of patent and technology licensing agreements, noncompete agreements, long-term notes receivable and various security deposits. The cost of patents and technology licensing agreements are being amortized over the greater of the pattern in which economic benefits of the patent and technology licensing agreements are consumed or otherwise used up, or straight line over the estimated useful lives of the respective assets. The noncompete agreements are being amortized on a straight-line basis over their contract terms, which are less than four years.

(l)    Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred income tax assets and liabilities are recognized for the estimated future tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(m)    Stock-Based Employee Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its stock-based employee compensation plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described previously, and has adopted only the disclosure requirements of SFAS No. 123, as amended. There is no pro forma impact on net income in any period presented.

(n)    Impairment of Long-Lived Assets

The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows,

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

(o)    Accrued Environmental Costs

The Company’s activities include the manufacture, blending and sale of crop nutrient products, and the resale of crop protection products. These operations are subject to extensive federal, state and local environmental regulations, including laws related to air and water quality, management of hazardous and solid wastes, management and handling of raw materials, and crop protection products. Expenditures that relate to an existing condition caused by past operations of the Company or prior owners, and which do not contribute to current or future revenue generation, are charged to operations.

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

(p)    Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholder’s equity that, under accounting principles generally accepted in the United States of America, are excluded from net income. For the Company, such items consist primarily of losses due to minimum pension liability adjustments for the defined benefit pension related to a small group of employees.

(q)    Revenue Recognition

The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss.

(r)    Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(s)    Reclassifications

Certain reclassifications have been made to the consolidated financial statements as of and for the years ended December 31, 2002 and 2001 in order to conform to the financial statement presentation as of and for the year ended December 31, 2003.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

(3)    Capitalization of Royster-Clark Group, Inc.

Royster-Clark Group, Inc. (RCG) was originally formed for the purpose of acquiring all of the outstanding stock of Royster-Clark and to enable the Company to purchase IMC AgriBusiness, Inc. (Agribusiness). RCG is a holding company with no operations independent of those of Royster-Clark. Although Royster-Clark is not legally liable for the obligations of RCG, the ability of RCG to meet its obligations is dependent on Royster- Clark’s ability to pay dividends to RCG in an amount sufficient to service these obligations, including dividend payments on RCG’s preferred stock, and principal and interest payments on RCG’s junior subordinated notes. The following paragraphs summarize the terms of RCG’s outstanding securities.

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

RCG also issued 607,140 shares of 12% Series A Senior Cumulative Compounding Preferred Stock (herein referred to as the Senior Preferred Stock), 132,636 of which were issued to former stockholders of Royster-Clark in conjunction with the 1999 acquisition of Royster-Clark, with a $0.01 per share par value and a liquidation value of $100 per share. Dividends are payable annually at the rate of $12 per share per annum when, as and if declared by the board of directors. As of December 31, 2003, there is approximately $42,829 in accumulated dividends. Additional dividends accrue on unpaid dividends. In the event that RCG shall be liquidated, dissolved or wound up, whether voluntarily or involuntarily, after all creditors of RCG shall have been paid in full, the holders of the Senior Preferred Stock shall be entitled to receive an amount equal to $100 in cash per share plus an amount equal to full cumulative dividends accrued and unpaid before any proceeds are paid to the holders of the Series B Junior Preferred Stock (herein referred to as the Junior Preferred Stock) or the RCG common stock. During 2003, 572 shares were redeemed with 606,568 shares outstanding at December 31, 2003.

RCG issued 74,874 shares of Junior Preferred Stock, all of which were issued to former stockholders of Royster-Clark in conjunction with the 1999 acquisition of Royster-Clark, with a $0.01 per share par value and a liquidation value of $100 per share. The holders of the Junior Preferred Stock shall not be entitled to receive any dividends until 2004. Thereafter, the holders of the Junior Preferred Stock shall be entitled to receive, when, as and if declared by the board of directors, cash dividends at the rate of $12 per share. Dividends, when entitled, shall be cumulative. In the event that RCG shall be liquidated, dissolved, or wound up, whether voluntarily or involuntarily, after all creditors of RCG have been paid in full and the holders of any Senior Preferred Stock have been paid, the holders of the Junior Preferred Stock shall be entitled to receive an amount equal to $100 in cash per share plus an amount equal to cumulative dividends accrued and unpaid before any proceeds are paid to the holders of the RCG common stock. During 2003, 323 shares were redeemed with 74,551 shares outstanding at December 31, 2003.

RCG issued a total of 908,426 shares of Class A $0.01 par common stock and 1,231,600 of Class B no par common stock, of which 368,426 of the Class A common stock was issued to former stockholders of Royster-Clark in conjunction with the 1999 acquisition of Royster-Clark. The common stock was issued in two series, Class A and Class B, with 2,200,000 and 2,000,000 shares authorized, respectively. The rights and privileges are identical between the two classes except with regards to voting rights. The holders of Class A common stock have the general right to vote for all purposes while the holders of Class B common stock have no voting rights. Each record holder of Class A common stock will be entitled to convert any or all of such holder’s Class A common stock into the

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

same number of shares of Class B common stock and vice versa. So long as any shares of any class of common stock are outstanding, RCG will at all times reserve and keep available out of its authorized but unissued shares of Class A common stock and Class B common stock (or any shares of Class A common stock or Class B common stock which are held as treasury shares), the number of shares sufficient for issuance upon conversion. During 2003 and 2002, 1,590 and 17,500 share of Class A common stock were redeemed with 889,336 shares outstanding of Class A common stock and 1,231,600 shares of Class B common stock outstanding at December 31, 2003.

During 2003 and 2002, the Company paid dividends to RCG of $142 and $62, respectively, to fund its operating expenses.

(4)    Acquisitions

The following paragraphs describe restructuring liabilities associated with the 1999 acquisition of Royster-Clark and Agribusiness.

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

The following table shows the merger-related accruals and the remaining liability as of December 31, 2003.

	Costs to exit certain facilities	Severance and termination of related	Relocation costs	Total merger-related costs
Balance as of December 31, 2000	$632	1,065	103	1,800
Costs incurred for the year ended December 31, 2001	(183)	(840)	(26)	(1,049)
Revisions to estimates	(289)	(131)	(77)	(497)

Balance as of December 31, 2001	160	94	—	254
Costs incurred for the year ended December 31, 2002	(15)	(94)	—	(109)

Balance as of December 31, 2002	145	—	—	145
Costs incurred for the year ended December 31, 2003	(5)	—	—	(5)
Revisions to estimates	(140)	—	—	(140)

Balance as of December 31, 2003	$—	—	—	—

The costs to exit certain facilities represent the costs to close an office building, which was redundant with an existing facility, and 10 retail locations that were evaluated to be unprofitable. All facilities identified were closed as of September 30, 1999. The changes in estimates resulted from the review of expected closing costs to be incurred in relation to the disposition of the remaining facilities. The Company re-evaluated expected costs during 2003 and concluded that no significant remaining costs will be charged to restructuring liabilities.

A total of 188 employees were identified for termination, as the positions were redundant with existing personnel. The positions eliminated included positions in sales, administration, and production. As of December 31, 2000, 185 had been terminated. The remaining employees have left employment with the Company or have assumed new positions with the Company. The revisions to estimates reflects adjustments to amounts required to be paid for remaining severance obligations. The termination of employees and closure of facilities has not had a material impact on other areas of operations.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

The relocation costs paid represent payments to 22 individuals for expenses incurred while relocating. These expenses included moving, house hunting, and travel related costs. The revision to estimates reflects the adjustment to final costs of relocation expenses related to the relocated individuals.

Amounts related to revisions to estimates for costs to exit certain facilities, severance and termination obligations, and relocations costs in 2001 reduced recorded goodwill. Amounts related to revisions to estimates for costs to exit certain facilities in 2003 have reduced selling, general, and administrative expense on the accompanying consolidated statement of operations.

(5)    Inventories

Inventories at December 31, 2003 and 2002 consist of the following:

	2003	2002
Crop protection products	$79,792	116,116
Fertilizers	34,431	33,890
Raw materials	92,056	64,803
Seeds	33,745	21,901
Sundries and other	19,933	15,725

	$259,957	252,435

(6)    Property, plant and equipment

Property, plant and equipment at December 31, 2003 and 2002 consist of the following:

	2003	2002
Land	$14,281	14,120
Buildings	66,408	66,131
Machinery and equipment	184,665	179,788
Construction-in-progress	1,226	1,439

	266,580	261,478
Less accumulated depreciation	100,895	79,211

	$165,685	182,267

Included in land and buildings above are assets held for sale, which are carried at their estimated net realizable value, less estimated costs to sell. The carrying value of these assets was $3,080 and $3,816 at December 31, 2003 and 2002, respectively.

(7)    Goodwill and Other Intangible Assets

The following table reconciles previously reported net income as if the provisions of SFAS No. 142 were in effect in 2001.

Reconciliation of net income:
Net loss	$(8,879)
Add back goodwill amortization, net of tax effect	1,344

Adjusted net loss	$(7,535)

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

Acquired Intangible Assets

Intangible assets consisted of the following at December 31, 2003:

	Gross carrying amount	Weighted average amortization period	Accumulated amortization	Net
Amortizing intangible assets:
Technology and patent licenses	$4,102	7.0 yrs	$1,111	2,991
Noncompete agreements	1,703	3.5 yrs	1,317	386
Other	315	7.5 yrs	96	219

Total	$6,120		$2,524	3,596

Aggregate amortization expense for amortizing intangible assets for the years ended December 31, 2003 and 2002 was $1,084 and $1,128, respectively. During 2003, fully amortized intangible assets of $337 were written off. Estimated amortization expense for the next five years is: $851 in 2004, $620 in 2005, $537 in 2006, $537 in 2007, $537 in 2008 and $515 for years thereafter.

Goodwill

Upon adoption of SFAS No. 142, the Company was required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform to the new classification criteria in SFAS No. 141, Business Combinations, for recognition separate from goodwill. The Company also was required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption.

The Company was required to test goodwill for impairment as of January 1, 2002 and annually thereafter, in accordance with the provisions of SFAS No. 142. The results of the initial analysis and subsequent annual assessments did not require the Company to recognize an impairment loss.

(8)    Note Payable

In December 2002, the Company entered into a short-term financing arrangement with a finance company related to a vendor of the Company (the vendor). Existing trade accounts payable due to the vendor were refinanced with this note resulting in no cash proceeds from the note. The terms of the note were such that the interest was not to be paid for the first six months. The face value of the note was $22,227, and reflected net of $487 of imputed interest at 4.4%. The $487 was reflected as a reduction of the cost of inventory purchased with the arrangement and was recognized in the accompanying statement of operations during 2003. The note was repaid in June 2003.

(9)    Customer Deposits

The Company accepts both interest bearing and non-interest bearing customer deposits. Customer deposits are refundable upon demand either in cash or product. Interest rates paid on customer accounts vary based on economic conditions and are posted at the locations where the Company accepts customer deposits. The interest rate accruing on customer deposits was 6.0% to 6.75% during the year ended December 31, 2003, 6.75% to 8.0% during the year ended December 31, 2002, and 8.0% to 9.5% during the year ended December 31, 2001. Interest expense on customer deposits totaled $1,200, $1,472 and $1,417 for the years ended December 31, 2003, 2002 and 2001, respectively.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

Certain customer deposits are from officers or employees of the Company. At December 31, 2003 and 2002, these deposits from related parties totaled $2,398 and $2,158, respectively.

(10)    Income Taxes

Total income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 were allocated as follows:

	2003	2002	2001
Loss from continuing operations	$15,444	(2,643)	(4,523)
Accumulated other comprehensive loss, recognition of minimum pension liability	(64)	(395)	—

	$15,380	(3,038)	(4,523)

Components of income tax expense (benefit) for years ended December 31, 2003, 2002 and 2001 consist of the following:

	Current	Deferred	Total
Year ended December 31, 2003:
Federal	$(881)	13,516	12,635
State	(190)	2,999	2,809

	$(1,071)	16,515	15,444

Year ended December 31, 2002:
Federal	$310	(2,474)	(2,164)
State	70	(549)	(479)

	$380	(3,023)	(2,643)

Year ended December 31, 2001:
Federal	$295	(4,126)	(3,831)
State	200	(892)	(692)

	$495	(5,018)	(4,523)

The effective income tax rate for 2003, 2002 and 2001 of 262%, 36.5% and 33.7%, respectively, differs from the “expected” federal statutory income tax rate of 34% due to the following:

	Year ended December 31
	2003	2002	2001
Expected income tax benefit	$(2,004)	(2,463)	(4,557)
Nondeductible expenses, including goodwill amortization and meals and entertainment	116	135	643
State taxes, net of federal tax effect	(339)	(316)	(457)
Change in valuation allowance attributable to operations	18,360	—	—
Other	(689)	1	(152)

	$15,444	(2,643)	(4,523)

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the deferred tax assets and liability at December 31, 2003 and 2002, relate to the following:

	2003	2002
Deferred tax assets:
Trade accounts receivable, due to allowance for doubtful accounts and discounts	$2,293	2,363
Accrued expenses, due to accrued vacation and certain other accruals for financial statement purposes	9,121	8,568
Operating loss and other tax credit carryforwards	27,087	25,741
Inventories, due to costs capitalized for tax purposes, and obsolescence and shrink reserves reflected for financial statement purposes	784	807

Total gross deferred tax assets	39,285	37,479
Less valuation allowance	(18,296)	—

	20,989	37,479
Deferred tax liability:
Property, plant and equipment due to differences in depreciation and basis differences resulting from purchase accounting	(20,989)	(20,900)

Net deferred tax assets	$—	16,579

The Company generated net operating loss carryforwards of $4,550 during 2003 which will expire in 2023, $1,680 during 2002 which will expire in 2022, $21,977 during 2001 which will expire in 2021, $33,985 during 2000 which will expire in 2020, and $3,160 during 1999 which will expire in 2019.

Net deferred taxes are included in the consolidated balance sheets in the following captions:

	2003	2002
Deferred income tax asset—current	$—	9,206
Deferred income tax asset—long-term	—	7,373

	$—	16,579

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred taxes will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the fact that the Company has had more than three consecutive years of losses, management cannot assert that net deferred tax assets as of December 31, 2003 will be realized. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2003.

(11)    Senior Secured Credit Facility

On December 22, 2003, the Company completed the refinancing of its Senior Secured Credit Facility with an amended and restated Senior Secured Credit Facility (Replacement Credit Facility) from a consortium of lenders. The terms and provisions of the Replacement Credit Facility are similar to the terms and provisions of

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

the former Senior Secured Credit Facility except as noted below. The Replacement Credit Facility allows for increased borrowings from its then current $205,000 up to $225,000, subject to certain borrowing base limitations. The Replacement Credit Facility expires in three years and bears interest at LIBOR plus a spread based on the Company’s leverage. The Replacement Credit Facility will employ prime interest loans at times. The weighted average rate of the credit facilities was 4.69% at December 31, 2003 and 4.94% at December 31, 2002. The Replacement Credit Facility is secured by (1) a lien on all accounts receivable, inventory and certain other assets of the Company and its subsidiaries (except for the collateral securing the First Mortgage Notes, as discussed in note 12), (2) all of the common stock of the Company, and (3) all of the common stock of the Company’s subsidiaries, except for the equity interests of certain subsidiaries pledged to secure the First Mortgage Notes. Amounts outstanding under the credit facilities totaled $142,979 and $143,121 at December 31, 2003 and 2002, respectively.

The Replacement Credit Facility is subject to certain covenants, including limitations on additional indebtedness, limitations on liens, limitations on capital expenditures and maintenance of certain required financial ratios. The Replacement Credit Facility also restricts the payment of dividends by the Company to RCG. Dividends are restricted to (1) amounts necessary to enable RCG to pay overhead expenses in an amount not to exceed $2,000; (2) amounts necessary to enable RCG to pay income and other taxes; and (3) $1,000 over the life of the agreement for the purpose of repurchasing, redeeming or otherwise acquiring and retiring any capital stock, stock warrants, stock options, or other rights to acquire capital stock of RCG. Dividends made under the third provision are further restricted in that such dividends may not be made if a default has occurred (or would occur if the dividend payments were made), or such dividend payments would result in noncompliance with any financial covenants. As of December 31, 2003, the Company is in compliance with all covenants except as noted below. As of December 31, 2003, the company was in technical default with respect to three provisions of the credit agreement relating to (1) access to cash management accounts, (2) qualification of property insurance providers, and (3) the failure to disclose separately a partnership which was wrongly believed to have been dissolved. These violations were the result of changes in the language of the amended and restated agreement, the full import of which was not realized until after the closing. In March 2004, the consortium of lenders formally waived these defaults.

During 2003, the Company incurred $4,117 of deferred financing costs, which are being amortized on a straight-line basis over the life of the Replacement Credit Facility. As of December 31, 2003, there were unamortized deferred financing costs of $419 associated with the Senior Secured Credit Facility in effect prior to the Replacement Credit Facility, which are also being amortized on a straight-line basis over the life of the Replacement Credit Facility.

(12)    Royster-Clark, Inc. 10-1/4% First Mortgage Notes Due 2009

The Company issued $200,000 of First Mortgage Notes due April 2009 on April 22, 1999 to partially finance the acquisition of AgriBusiness. The First Mortgage Notes bear interest at 10.25% payable semi-annually in arrears. The First Mortgage Notes are secured by 17 principal properties, related fixtures, and equipment and other related assets and a pledge of equity of certain subsidiaries. RCG and certain subsidiaries also unconditionally guarantee the First Mortgage Notes. The First Mortgage Notes are not redeemable prior to April 1, 2004, except in the case of a change of control or a public offering in the first three years after the issue date. Thereafter, the First Mortgage Notes are redeemable in whole or in part, at the Company’s option, at a 5.125% premium, declining ratably to par on April 1, 2007, plus accrued and unpaid interest, if any, to the date of redemption.

The First Mortgage Notes are subject to certain covenants, including restrictions on dividend payments and retirement of equity interests, issuance of new indebtedness or preferred stock and certain transactions with

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

affiliates. Dividends may not be made if default has occurred (or would occur if the dividend payment were made), or such dividend payments would result in noncompliance with any financial covenants. Dividend payments are further restricted in amount to at most 50% of consolidated net income of the Company from the date of origination of the First Mortgage Notes to the end of the most recently completed fiscal quarter. Subject to certain limitations, dividends, or other payments may be permitted for certain equity interest transactions, reimbursement of expenses incurred by RCG in its capacity as a holding company that are attributed to the operations of the Company and other limited transactions.

(13)    Operating Leases

The Company leases office facilities, rail cars, and various types of equipment under operating leases with terms ranging from 3 to 10 years. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2003 are as follows:

Year ending December 31:
2004	$12,477
2005	8,672
2006	5,787
2007	2,881
2008	1,169
Thereafter	752

Total	$31,738

Rental expense for all operating leases was approximately $16,409, $16,935 and $17,707 for the years ended December 31, 2003, 2002 and 2001, respectively.

(14)    Employee Benefit Plans

(a)    Defined Contribution Plan

The Company maintains a defined contribution Employee Savings and Investment Plan (ESIP) covering substantially all full-time employees of the Company. Participants are allowed to contribute to the ESIP up to 70% of their salary on a pre-tax basis, up to the maximum allowed under Internal Revenue Service regulations. The Company makes contributions to the ESIP at the discretion of the board of directors. The Company also maintains three other defined contribution plans for union employees under collective bargaining agreements at seven locations. Company contributions are based on the applicable provisions of each plan. Total contributions of $1,616, $1,707 and $1,609 were made to the ESIP and other defined contribution plans during the years ended December 31, 2003, 2002 and 2001, respectively.

(b)    Defined Benefit Plan

As a result of the 1999 acquisition of Agribusiness, the Company maintains a defined benefit plan covering certain employees of the acquired entity. In accordance with SFAS No. 87, Employers’ Accounting for Pensions, the Company recorded an additional minimum liability of $105 in 2003 and $644 in 2002, net of related income taxes. The defined benefit plan does not have a material impact on the accompanying consolidated balance sheets and statements of operations.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

(c)    1999 Restricted Stock Purchase and Option Plan

Upon the acquisition of the Company by RCG, RCG created the 1999 Restricted Stock Purchase and Option Plan (herein referred to as the 1999 Plan). Under the terms of the 1999 Plan, 200,000 shares of RCG common stock have been reserved for issuance in the form of restricted share grants to current and future employees of RCG or Royster-Clark. Shares issued under the 1999 Plan are subject to certain restrictions on transfer of shares. No common stock shares were issued under this plan during the year ended December 31, 2003, 2002 or 2001.

In addition, 39,551 shares of common stock, 14,637 shares of Senior Preferred Stock and 8,229 shares of Junior Preferred Stock have been reserved for issuance pursuant to the exercise of stock options rolled over from the 1992 Stock Option Plan (herein referred to as the 1992 Plan) previously maintained by Royster-Clark. All options granted under the 1992 Plan were either cashed out at the merger consideration of $285 per share less the exercise price under the 1992 Plan or exchanged for an option to purchase 5.5 shares of common stock, 2.0 shares of Senior Preferred Stock and 1.1 shares of Junior Preferred Stock at the same exercise price as under the 1992 Plan. During 2003, stock options for 1,372 shares of common stock, 508 shares of Senior Preferred Stock and 285 shares of Junior Preferred Stock were redeemed. At December 31, 2003, options for 38,179 shares of common stock, 14,129 shares of Senior Preferred Stock and 7,944 shares of Junior Preferred Stock remain vested and outstanding under the 1999 Plan. No options were issued or exercised during the years ended December 31, 2003, 2002 and 2001.

(15)    Technology Licensing Arrangement

In 2002, the Company entered into an exclusive license to use and market a new technology for approximately $4,100 over a seven-year period. Approximately $700 was paid in both 2003 and 2002 with the remaining payments due in annual installments as follows: $800 in 2004, $900 in 2005, and $1,000 in 2006. The agreement extends automatically as long as certain minimums are met. As described in note 2, the related asset is being amortized over the greater of the pattern in which economic benefits of the patent and technology licensing agreements are consumed or otherwise used up, or straight line over the estimated useful life of the agreement.

(16)    Environmental Matters

The Company is subject to a wide variety of federal, state, and local environmental laws and regulations. The Company has been identified as a potentially responsible party concerning the release of certain hazardous substances at five locations. While the current law potentially imposes joint and several liability upon each party named as a potentially responsible party, the Company’s contribution to clean up these sites is expected to be limited, given the number of other companies which have also been named as potentially responsible parties and the nature and amount of cleanup involved. A number of the Company’s facilities have been evaluated as having excess nitrates, phosphorous, and pesticides in the surrounding soil or groundwater. In addition, several underground storage tanks have been removed or closed at some facilities and these sites have been evaluated for possible contamination. In total, cleanup of hazardous or potentially hazardous substances has been planned or is being performed at approximately 39 sites.

In connection with the 1999 acquisitions of AgriBusiness and Royster-Clark, the Company obtained indemnities for certain claims related to environmental matters that existed or arose prior to the acquisitions. The indemnities related to AgriBusiness are subject to a $4,500 deductible, may not exceed 10% of the purchase price, or a total of $30,000, and are subject to certain time limitations. Indemnities related to claims arising out of environmental representations and warranties and claims associated with, arising from or relating to conditions

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

existing prior to April 1999 associated with the real estate owned by AgriBusiness and transferred to the Company at closing expire in April 2004. Indemnities covering other environmental claims associated with, arising from or relating to conditions existing prior to April 1999 on real estate (other than real estate subject to the April 2004 indemnity expiration) formerly owned, leased, or operated by the AgriBusiness or offsite disposition of contaminants survive indefinitely. The environmental indemnities related to Royster-Clark, Inc. (predecessor company) are subject to a deductible of $2,000, an overall cap of $5,000 on all indemnities which expire in April 2004. In addition, Royster-Clark, Inc. (predecessor company) had obtained indemnities from Lebanon Chemical Corporation (LCC) for certain claims related to environmental matters that existed at sites acquired from LCC in December 1998. The Company has a claim pending under the indemnities from LCC. Other than that claim, the indemnity has expired. The Company also obtained indemnities from the former stockholder of Alliance for environmental conditions identified as of the date of acquisition. The indemnification remains in effect until notice is received requiring no further actions or after a two-year period of testing with no reportable results in deterioration of water quality.

The Company has recorded environmental liabilities at December 31, 2003 and 2002 for the estimated cost of cleanup efforts of identified contamination or site characterization, which total $3,105 and $3,260, respectively, and are included in other long-term liabilities in the accompanying consolidated balance sheets. Actual cash expenditures during the years ended December 31, 2003, 2002 and 2001 were $232, $222, and $179 respectively. During the year, certain estimates were revised, given changing facts that came to light during the year that resulted in a net increase in environmental accruals of $77 for properties being monitored. These liabilities do not take into account any claims for recoveries from insurance or third parties and are not discounted. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainty in evaluating environmental exposures.

(17)    Commitments and Contingencies

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

The Company has commitments to purchase various other fertilizer materials of approximately $8,906 during the year ending December 31, 2004.

(b)    Gas Contracts

During 2003, the Company entered into natural gas fixed-price contracts, which were short-term in duration. These fixed-price contracts committed the Company to quantities of natural gas (daily MMBTUs). The Company has commitments to purchase natural gas under these contracts of approximately $5,506 during the year ending December 31, 2004.

As a result of the purchase of IMC Nitrogen Company on April 22, 1999, the Company became the beneficial holder of rights, title and interests in certain natural gas leases in Canada. In July 2002, the Company

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

sold its rights, title, and interests in these beneficial holdings of natural gas resulting in a gain of approximately $1,270. In addition, in September 2002, the Company sold all its rights, title and interests in several fixed-priced natural gas contracts resulting in a gain of $623. The Company received all amounts due under these sales agreements in 2002.

(c)    Letters of Credit

The Company had total amounts outstanding under letters of credit of $8,224 at December 31, 2003.

(d)    Employment Contracts

The Company has employment contracts with certain members of management. These employment agreements are terminable by the Company with or without cause. In the event that the employment agreements are terminated without cause and provided that executives comply with the confidentiality and noncompetition covenants, they will be entitled to receive all payments as defined in the respective agreements. The contracts extend through April 2004 with an automatic one-year extension thereafter unless notice of intent not to renew is given, either by the Company or by the executive. If termination without cause had occurred as of December 31, 2003, the Company would have been required to pay approximately $2,275 to satisfy its obligations.

(e)    Legal and Regulatory Matters

From time to time, the Company has had claims asserted against it by regulatory agencies or private parties for environmental matters (see note 16) and has incurred obligations for investigation or remedial actions with respect to certain of such matters. In addition, the Company is subject to various claims and legal matters that have arisen in the ordinary course of its business. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company’s management that any such claims asserted or obligations incurred to date will not result in a material adverse effect on the results of operations or financial position of the Company.

(18)    Condensed Financial Data of Guarantor Subsidiaries

As discussed further in note 12, the First Mortgage Notes are guaranteed on a full, unconditional, and joint and several basis, by each of the following subsidiaries of Royster-Clark, including:

Royster-Clark Realty LLC

Royster-Clark Resources LLC

Royster-Clark AgriBusiness, Inc.

Royster-Clark AgriBusiness Realty LLC

Royster-Clark Nitrogen, Inc.

During 2003, Alliance Fertilizer of Suffolk, Inc. and Seaboard Liquid Plant Food, Inc. were merged into Royster-Clark Resources LLC and no longer exist as separate subsidiary legal entities of Royster-Clark Resources LLC.

There are currently no restrictions on the ability of Royster-Clark to obtain funds from its guarantor subsidiaries through dividends or loans.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

The following tables present the condensed financial data of Royster-Clark and its guarantor subsidiaries as of and for the years ended December 31, 2003, 2002 and 2001.

As of and for the year ended December 31, 2003:

Balance Sheet Data:	Royster-Clark, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
Current assets:
Cash	$42	844		886
Trade accounts receivable, net	—	87,135	(1,831)	85,304
Other receivables	3,671	35,775	(19,463)	19,983
Inventories	—	260,465	(508)	259,957
Prepaid expenses and other current assets	161	2,715	—	2,876

Total current assets	3,874	386,934	(21,802)	369,006

Property, plant, and equipment, net	9,474	156,211	—	165,685
Goodwill, net	12,012	4,528	—	16,540
Deferred financing costs, net	9,904	—	—	9,904
Other assets, net	15	4,768	—	4,783
Investment in subsidiaries	391,945	—	(391,945)	—

Total assets	$427,224	552,441	(413,747)	565,918

Current liabilities:
Customer deposits	$—	65,004	—	65,004
Accounts payable	—	90,755	(21,294)	69,461
Accrued expenses and other current liabilities	5,281	19,953	—	25,234

Total current liabilities	5,281	175,712	(21,294)	159,699

Senior Secured Credit Facility	142,979	—	—	142,979
10 1/4% First Mortgage Notes	200,000	—	—	200,000
Other long-term liabilities	450	8,098	—	8,548

Total liabilities	348,710	183,810	(21,294)	511,226

Stockholder’s equity:
Common stock	—	—	—	—
Additional paid-in capital	78,599	401,945	(391,945)	88,599
Accumulated other comprehensive loss	—	(749)	—	(749)
Accumulated deficit	(85)	(32,565)	(508)	(33,158)

Total stockholder’s equity	78,514	368,631	(392,453)	54,692

Total liabilities and stockholder’s equity	$427,224	552,441	(413,747)	565,918

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

Statement of Operations Data:	Royster-Clark, Inc.	Guarantor subsidiaries	Eliminations	Consolidated

Net sales	$3,670	1,040,274	(84,081)	959,863
Cost of sales	415	841,437	(64,110)	777,742

Gross profit	3,255	198,837	(19,971)	182,121

Selling, general, and administrative expenses	1,004	175,589	(19,463)	157,130
Loss on disposal of property, plant, and equipment, net	200	1,206	—	1,406

Operating income	2,051	22,042	(508)	23,585

Interest expense	(2,044)	(27,435)	—	(29,479)

Income (loss) before income taxes	7	(5,393)	(508)	(5,894)

Income tax expense	1	15,443	—	15,444

Net income (loss)	$6	(20,836)	(508)	(21,338)

Statement of Cash Flows Data:
Net cash provided by operating activities	$4,324	24,108	—	28,432

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	77	2,053	—	2,130
Purchases of property, plant, and equipment	—	(11,109)	—	(11,109)
Purchase of technology and patent license	—	(700)	—	(700)

Net cash provided by (used in) investing activities	77	(9,756)	—	(9,679)

Cash flows from financing activities:
Proceeds from Senior Secured Credit Facility	358,888	—	—	358,888
Payments on Senior Secured Credit Facility	(359,030)	—	—	(359,030)
Payments on vendor financing note	—	(22,227)	—	(22,227)
Principal payments on long-term debt	—	(25)	—	(25)
Dividend paid to Royster-Clark Group, Inc.	(142)	—	—	(142)
Net decrease in customer deposits	—	7,804	—	7,804
Payment of deferred financing costs	(4,117)	—	—	(4,117)

Net cash used in financing activities	(4,401)	(14,448)	—	(18,849)

Net decrease in cash	—	(96)	—	(96)
Cash, beginning of year	42	940	—	982

Cash, end of year	$42	844	—	886

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

As of and for the year ended December 31, 2002:

Balance Sheet Data:	Royster-Clark, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
Current assets:
Cash	$42	940	—	982
Trade accounts receivable, net	—	98,575	(2,398)	96,177
Other receivables	4,369	51,545	(19,261)	36,653
Inventories	—	252,435	—	252,435
Prepaid expenses and other current assets	—	2,326	—	2,326
Deferred income taxes	9,206	—	—	9,206

Total current assets	13,617	405,821	(21,659)	397,779

Property, plant, and equipment, net	11,028	171,239	—	182,267
Goodwill, net	12,012	4,528	—	16,540
Deferred income taxes	7,373	—	—	7,373
Deferred financing costs, net	8,400	—	—	8,400
Other assets, net	35	5,618	—	5,653
Investment in subsidiaries	377,754	—	(377,754)	—

Total assets	$430,219	587,206	(399,413)	618,012

Current liabilities:
Note payable	$—	21,740	—	21,740
Customer deposits	—	57,200	—	57,200
Accounts payable	—	103,962	(21,659)	82,303
Accrued expenses and other current liabilities	7,983	19,724	—	27,707

Total current liabilities	7,983	202,626	(21,659)	188,950

Senior Secured Credit Facility	143,121	—	—	143,121
10 1/4% First Mortgage Notes	200,000	—	—	200,000
Other long-term liabilities	465	9,199	—	9,664

Total liabilities	351,569	211,825	(21,659)	541,735

Stockholder’s equity:
Common stock	—	—	—	—
Additional paid-in capital	78,599	387,754	(377,754)	88,599
Accumulated other comprehensive loss	—	(644)	—	(644)
Retained earnings (accumulated deficit)	51	(11,729)	—	(11,678)

Total stockholder’s equity	78,650	375,381	(377,754)	76,277

Total liabilities and stockholder’s equity	$430,219	587,206	(399,413)	618,012

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

Statement of Operations Data:	Royster-Clark, Inc.	Guarantor subsidiaries	Eliminations	Consolidated

Net sales	$4,012	969,897	(75,820)	898,089
Cost of sales	421	772,674	(56,598)	716,497

Gross profit	3,591	197,223	(19,222)	181,592

Selling, general, and administrative expenses	1,186	178,281	(19,261)	160,206

Loss on disposal of property, plant and equipment, net	391	828	—	1,219

Operating income	2,014	18,114	39	20,167

Interest expense	(2,006)	(27,297)	—	(29,303)
Gain on sale of natural gas contracts	—	1,893	—	1,893

Income (loss) before income taxes	8	(7,290)	39	(7,243)

Income tax expense (benefit)	3	(2,646)	—	(2,643)

Net income (loss)	$5	(4,644)	39	(4,600)

Statement of Cash Flows Data:

Net cash provided by (used in) operating activities	$(53,975)	16,268	—	(37,707)

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	164	2,216	—	2,380
Purchases of property, plant, and equipment	—	(6,930)	—	(6,930)
Purchase of technology and patent licenses	—	(702)	—	(702)

Net cash provided by (used in) investing activities	164	(5,416)	—	(5,252)

Cash flows from financing activities:
Proceeds from Senior Secured Credit Facility	356,923	—	—	356,923
Payments on Senior Secured Credit Facility	(303,046)	—	—	(303,046)
Principal payments on long-term debt	(4)	(7,167)	—	(7,171)
Dividend paid to Royster-Clark Group, Inc.	(62)	—	—	(62)
Net decrease in customer deposits	—	(3,700)	—	(3,700)

Net cash provided by (used in) financing activities	53,811	(10,867)	—	42,944

Net decrease in cash	—	(15)	—	(15)

Cash, beginning of year	42	955	—	997

Cash, end of year	$42	940	—	982

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

For the year ended December 31, 2001:

Statement of Operations Data:	Royster-Clark, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
Net sales	$4,204	1,016,814	(67,228)	953,790
Cost of sales	423	802,210	(46,723)	755,910

Gross profit	3,781	214,604	(20,505)	197,880

Selling, general, and administrative expenses	954	192,912	(20,698)	173,168
Expenses related to Agro acquisition	—	4,163	—	4,163
Loss on disposal of property, plant, and equipment, net	405	507	—	912

Operating income	2,422	17,022	193	19,637

Interest expense	(2,414)	(32,481)	—	(34,895)
Gain on insurance settlement	—	1,856	—	1,856

Income (loss) before income taxes	8	(13,603)	193	(13,402)
Income tax expense (benefit)	3	(4,526)	—	(4,523)

Net income (loss)	$5	(9,077)	193	(8,879)

Statement of Cash Flows Data:

Net cash provided by operating activities	$46,620	19,594	—	66,214

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	139	1,903	—	2,042
Purchases of property, plant, and equipment	—	(13,812)	—	(13,812)

Net cash provided by (used in) investing activities	139	(11,909)	—	(11,770)

Cash flows from financing activities:
Proceeds from Senior Secured Credit Facility	349,264	—	—	349,264
Payments on Senior Secured Credit Facility	(395,976)	—	—	(395,976)
Proceeds from long-term debt	—	256	—	256
Principal payments on long-term debt	(47)	(78)	—	(125)
Net decrease in customer deposits	—	(7,279)	—	(7,279)

Net cash used in financing activities	(46,759)	(7,101)	—	(53,860)

Net increase in cash	—	584	—	584
Cash, beginning of year	42	371	—	413

Cash, end of year	$42	955	—	997

(19)    Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments at December 31, 2003 and 2002. FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

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

First Mortgage Notes:    The fair value of the Company’s First Mortgage Notes at December 31, 2003 was $176,000 based on available trade information near December 31, 2003.

(20)    Derivative Instruments and Hedging Activities

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

Changes in the fair value of grain future contracts are reported in cost of sales. For the years ended December 31, 2003 and 2002, the Company recognized ($1,457) and $193, respectively, in net gains or (losses), which represented the total planned and unplanned ineffectiveness of commodity fair value hedges.

(21)    Significant Transactions

(a)    Expenses Related to Agro Acquisition

The Company entered into a purchase agreement to acquire certain assets of Agro Distribution, LLC (Agro) on June 14, 2001. The Company and Agro could not reach agreement on certain key elements of the proposed transaction and terminated the purchase agreement on October 17, 2001. The Company incurred costs associated with the acquisition of $4,163 for legal, accounting, and other direct costs associated with the proposed acquisition. With the termination of the transaction, these costs yield no future benefit and were written off during the fourth quarter of 2001. These expenses are included in “expenses related to Agro acquisition” in the accompanying consolidated statements of operations.

(b)    Fourth Quarter 2002 Sale

In the fourth quarter of 2002, the Company entered into an agreement for the sale of specialty seed and related technology in the amount of $9,000.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

(22)    Quarterly Financial Information—Unaudited

The following table sets forth certain items from the unaudited statements of operations for each quarter of 2003 and 2002. The unaudited information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter ended
	March 31	June 30	September 30	December 31
2003:
Net sales	$150,308	502,951	145,133	161,471
Gross profit	22,895	95,405	27,872	35,949
Operating income (loss)	(16,873)	53,361	(9,259)	(3,644)
Net income (loss)	(14,718)	20,662	(16,591)	(10,691)

During the quater ended June 30, 2003, the Company recorded a full valuation allowance against the net deferred income tax assets in the amount of $7,548.

	Quarter ended
	March 31	June 30	September 30	December 31
2002:
Net sales	$157,947	470,511	125,382	144,249
Gross profit	22,826	98,595	25,368	34,803
Operating income (loss)	(16,944)	56,248	(12,264)	(6,873)
Net income (loss)	(14,947)	30,319	(11,026)	(8,946)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9a.    CONTROLS AND PROCEDURES.

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)    Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors over financial reporting or in other factors during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table provides information about our executive officers and directors.

Name	Age	Position
Francis P. Jenkins, Jr	61	Chairman of the Board and Chief Executive Officer
G. Kenneth Moshenek	52	President and Chief Operating Officer
Paul M. Murphy	59	Chief Financial Officer
Randolph G. Abood	53	Director
Charles E. Corpening	38	Director
Thomas F. McWilliams	60	Director

We have no separate audit, nominating or compensation committees. The functions all of which are performed by the board of directors as a whole.

Pursuant to the provisions of the Sarbanes-Oxley Act of 2002, which was enacted into law on July 30, 2002, the SEC promulgated rules requiring companies to disclose whether or not at least one member of the audit committee of the Board of Directors is a “financial expert” as defined in such rules, and, if not, why. For unlisted companies such as Royster-Clark, which are not required to have audit committees, the obligatory disclosure applies to the entire Board of Directors.

The Company, which is a closely-held concern and which, pursuant to the terms of the Indenture for its 10 1/4% First Mortgage Notes Due 2009, files its periodic reports with the SEC voluntarily, does not have separately-designated standing nominating or audit committees. Instead, the entire Board performs those functions normally undertaken by such committees, including those functions required to be performed by audit committees by the Sarbanes-Oxley Act and SEC rules promulgated thereunder.

Under rules adopted by the SEC, none of the Company’s current Board members meets the criteria set forth in such rules qualifying them as a “financial expert”, which is basically limited to those who have prepared or audited comparable public company financial statements. While it might be possible to recruit a person who meets these qualifications, the Board has determined that in order to fulfill all the functions of our Board, each member of our Board should meet all the criteria that have been established by our Board for Board membership, and it is not in the best interests of our Company to nominate as a director someone who does not have all the experience, attributes and qualifications we seek. Our Board consists of three non-employee directors, each of whom has been nominated and elected based on the Board’s and our shareholders’ determination that they are fully qualified to monitor the performance of management, the public disclosures by the Company of its financial condition and performance of management, the public disclosures by the Company of its financial condition and performance, our internal accounting operations and our independent auditors. In addition, our non-executive directors have the ability on their own to retain independent accountants or other consultants whenever they deem it appropriate.

FRANCIS P. JENKINS, JR. is the Chairman of the Board and Chief Executive Officer of Royster-Clark, and has been Chairman and Chief Executive Officer of Royster-Clark Group since January 1999. From 1994 to 1999, Mr. Jenkins served as Chairman of the Board and Chief Executive Officer of Royster-Clark. From 1988 until 1994, Mr. Jenkins served in various capacities on the board of directors for Royster-Clark. From 1988 to 1992, he served as Chairman of the Board of Royster-Clark. From 1979 to 1988, Mr. Jenkins was employed by The First Boston Corporation where he was one of the four members of the Executive Committee, co-managed First Boston’s Equity Capital Investments and was the Principal Financial Officer. Prior to that position, he had responsibility for all security sales, trading and research, as well as holding positions as a Managing Director and a member of the Management Committee. Mr. Jenkins currently serves on the Board of Trustees of Babson College, as the Chairman of its Alumni and Development Committee and as a member of the Executive Committee of the Board.

G. KENNETH MOSHENEK is the President and Chief Operating Officer of Royster-Clark. Mr. Moshenek has served as President of Royster-Clark since December 1997, has served as Chief Operating Officer since 1995 and was a director from August 1997 until April 1999. From August 1997 until April 1999 he served as Chief Investment Officer of Royster-Clark. Prior to that he held several positions during his tenure with Royster-Clark including Senior Vice President of Sales and Marketing, from September 1994 until July 1995, Vice President and Divisional Sales Manager from 1992 until September 1994 and a Division Manager from 1990 to 1992. Mr. Moshenek joined W.S. Clark & Sons, Inc. in 1981. Mr. Moshenek has been involved in the fertilizer industry since 1976. Mr. Moshenek currently serves on the Board of Directors of The Fertilizer Institute, is a member of the Board’s Executive Committee and serves as chairman of the Distribution Council. He also serves as a member of the Board of Directors of the Foundation for Agronomic Research.

PAUL M. MURPHY is the Chief Financial Officer of Royster-Clark. He was appointed to that position In August 2002. Mr. Murphy has eleven years experience with Royster-Clark serving as Managing Director—Financial Planning (1999-2002), Vice President - Planning and Analysis and Secretary (1996-1999) and earlier as a Divisional Controller and in other administrative capacities. Mr. Murphy is a Phi Beta Kappa graduate of Dartmouth College and holds advanced degrees from Harvard University and from the University of Madrid, Spain. He began his business career in 1969 at General Electric where, after graduation from the Financial Management Program and service on the corporate audit staff, he rose to become the lead finance and accounting manager for GE’s Information Services business in Europe. In 1975 Mr. Murphy was awarded the Certificate in Management Accounting (CMA) by the Institute of Management Accounting. From 1981 until 1983, Mr. Murphy served as European Controller for Mohawk Data Sciences based in Brussels and from 1983 through 1987 he was CFO at XTEC Computer Systems based at Eindhoven in the Netherlands. From 1987 until he joined Royster-Clark in 1992, Mr. Murphy worked as a free-lance consultant and software developer and served as the CFO at a start-up specialty food company.

RANDOLPH G. ABOOD is a Director of Royster-Clark and has been a Director of Royster-Clark Group since January 1999. Mr. Abood is a self-employed attorney, and from 1994 until 1998, Mr. Abood served as General Counsel for Royster-Clark. From 1976 until 1996, Mr. Abood practiced tax law with the firm of Satterlee Stephens Burke & Burke LLC and its predecessor firm. Mr. Abood is also the manager and owner of The Ninigret Group, L.C., a Utah limited liability company that develops, constructs and co-owns real estate, including Ninigret Park, a business park in Salt Lake City. Mr. Abood also serves on the Board of Directors of Equity Oil Company, which stock is traded through NASDAQ, and is President and Director of the Cliff Club Owners Corporation of Snowbird, Utah.

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

THOMAS F. McWILLIAMS is a Director of Royster-Clark and has been a Director of Royster-Clark Group since January 1999. Mr. McWilliams is a Managing Director of Citicorp Venture Capital Ltd. and has served on its Investment Committee since 1984. He serves on the Boards of Euramax International, Inc., WCI Communities, Inc. and MMI Products, Inc., along with various other companies which have no public securities outstanding.

Other key employees include:

Name	Age	Position
Max Baer	71	Sr. Managing Director, International
Kenneth Carter	58	Managing Director, Human Resources
John Diesch	46	Managing Director, Nitrogen Division
Joel F. Dunbar	55	Managing Director, Controller
Gary L. Floyd	49	Managing Director, Crop Protection and Seed
Michael J. Galvin	40	Managing Director, Credit and Farm Financing
Larry D. Graham	51	Managing Director, Rainbow Manufacturing
Greg Hutchison	46	Managing Director, Logistics
Robert Paarlberg	58	Managing Director, Information Technology
R. Macon Parker III	56	Managing Director, Asset Allocation
J. Billy Pirkle	42	Managing Director, Environmental, Health and Safety
Brad Rivers	39	Managing Director, Sales and Marketing Central Division
Randy Springs	53	Managing Director, Sales and Marketing Eastern Division
Greg St. Clair	46	Managing Director, Vigoro Seed
Michelle J. Weathers	48	Managing Director, Materials Purchasing

MAX BAER is the Senior Managing Director- International. From July 2001 to the summer of 2002 Mr. Baer served as Senior Managing Director-Materials Purchasing. From 1999 to July 2001 he was served as Managing Director-Materials Purchasing. From 1995 until 1999, Mr. Baer served as Vice President of Materials Purchasing for Royster-Clark and as a director of Royster-Clark from 1995 to 1999. From 1992 until 1995, he served as Chief Purchasing Officer where he assumed leadership of Royster-Clark’s fertilizer materials procurement and conducted its international trading activities. Mr. Baer has worked in the fertilizer industry for 44 years.

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

JOHN DIESCH is the Managing Director, Nitrogen Division. From 1998 to 1999, Mr. Diesch served as the Vice President and General Manager of Nitrogen Production and Distribution for AgriBusiness. He also served as the Manager for the Cincinnati, Ohio Nitrogen Plant and Nitrogen Terminals from 1996 until 1998 and joined Vigoro Industries, Inc. in 1991 as the Cincinnati, Ohio Plant Manager. Prior to joining Vigoro Industries, Inc., Mr. Diesch held several positions in the chemical industry, including Plant Manager, Production Manager and Process Engineer. Mr. Diesch currently as vice chairman of the board of directors of the Dubuque Area Labor Management Council and is also a board member of the Dubuque Area Chamber of Commerce.

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

GARY L. FLOYD is the Managing Director of Crop Protection and Branded Seed. During 2003, Mr. Floyd’s responsibilities were altered to focus on National Seed growth and further development along with continuing responsibilities of Crop Protection Products. Mr. Floyd has been a Managing Director since 1999. From 1992 to 1999, Mr. Floyd managed Royster-Clark’s Crop Protection business and served as the Vice President of Crop Protection and Seed from 1997 to 1999. He also served as a District Manager from 1990 to 1992 and Manager of

Planning and Development, Crop Protection from 1987 until 1990. Mr. Floyd began his career in the fertilizer and crop protection products industry in 1980. Mr. Floyd is Past President of the North Carolina Crop Protection Association and a member of the Southern and Midwest Crop Protection Association.

MICHAEL J. GALVIN is the Managing Director of Credit and Farm Financing since 1999. From 1996 until 1999, Mr. Galvin served as Vice President and General Credit Manager of Royster-Clark. Prior to 1996, Mr. Galvin was a Vice President and Regional Market Manager for Centura Bank. Mr. Galvin began his career in 1985 as a national bank examiner with the Comptroller of the Currency’s office. Mr. Galvin has over 14 years experience in banking and credit. He is currently a member of the National Association of Credit Managers Atlantic Agricultural Conference.

LARRY D. GRAHAM is the Managing Director of Rainbow Production since 1999. From 1996 until 1999, Mr. Graham was employed by AgriBusiness first serving as Senior Vice President with the Rainbow Division and then Senior Vice President—Sales. From 1994 until 1996, he served as General Manager—Rainbow. Prior to 1994, he has served in various sales and sales management positions of increasing responsibilities with IMC Global, including Vice-President and General Manager, Area Manager, Area Sales Manager and Sales Supervisor. Currently Mr. Graham is a director of the Fertilizer Industry Round Table.

GREG HUTCHISON is the Managing Director of Logistics. Mr. Hutchison joined Royster-Clark in January 2000. From 1994 to 1999, Mr. Hutchison served as the Manager of Logistics with Hydro-Agri North America in Tampa, Florida. From 1981 to 1994 Mr. Hutchison worked for Shipyard River Terminal in Charleston, South Carolina.

ROBERT L. PAARLBERG is the Managing Director of Information Technology since 1999. From 1997 to 1999, Mr. Paarlberg served as Director of Information Systems for AgriBusiness. From 1979 to 1997, he held various management and technical positions with AgriBusiness and its predecessors, including Infrastructure Architect, Manager of Financial Systems, Manager of Microcomputer and Telecommunication Development and Senior Analyst. He has served on advisory boards to a number of technology publications and contributes to an industry publication concerning emerging technologies.

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

J. BILLY PIRKLE is the Managing Director of Environmental, Health and Safety since 1999. Prior to Royster-Clark Mr. Pirkle served in various Environmental Health and Safety roles with IMC Global from 1990—1999. Prior to joining IMC Global, Mr. Pirkle served as Plant Manager for Simplex Nails from 1987 until 1990 and as the Quality Control Manager for Interface Flooring from 1985 until 1987. Mr. Pirkle is a member of the Board of Directors of Agricultural Retailers Association and serves as a director for the National Agronomic Environmental Health and Safety School.

BRAD RIVERS is the Managing Director of Sales and Marketing for the Midwest Division. During 2003, a marketing realignment took place which eliminated one managing director for sales. At that time, Mr. Rivers assumed additional territory responsibilities. From April 1999 to August 2000, he served as Director of Sales for the Southern Ohio Region. He served as Marketing Manager for AgriBusiness from 1994 to 1999. Mr. Rivers began his career in 1982 working in various positions of increasing sales responsibility with Mid Ohio Chemical Company until acquired by AgriBusiness in 1994.

RANDY SPRINGS is the Managing Director Sales and Marketing, Eastern Division. During 2003, a marketing realignment took place which eliminated one managing director for sales. At that time, Mr. Springs assumed additional territory responsibilities. In 2000, Mr. Springs was promoted from Director of Sales for the state of South Carolina and the southeastern region of North Carolina, to his current position. From 1997 until 1999, he served as Sales Director for South Carolina. Mr. Springs joined Royster Company (previous to the merger of Royster Company and W.S. Clark, Inc.) in the early 1980’s serving as a retail location manager in Hemingway, South Carolina, until his promotion in 1997 to Sales Director.

GREG ST. CLAIR is the Managing Director of Vigoro Seed. Mr. St. Clair was promoted to Managing Director in September 2003. Prior to his promotion, Mr. St. Clair served as Director of Vigoro Seed. Mr. St. Clair has headed the Vigoro Seed division in his tenure with Royster-Clark, IMC AgriBusiness and Vigoro Industries, Inc. In that capacity, Mr. St. Clair also served as the division’s head of seed research. From 1988-1996 Mr. St. Clair served in various capacities with increasing responsibilities Madison Seed Company, an Ohio based seed company. From 1984 to 1988 Mr. St. Clair served as Regional Agronomist for Dekalb-Pfizer Genetics. Mr. St. Clair’s agricultural career began in 1979 as District Sales Manager for an Ohio based Seed Company. Mr. St. Clair has served on the Board of Directors for the Independent Professional Seedsman Association (IPSA) and The Independent Corn Breeders Association. (ICBA).

MICHELLE J. WEATHERS is the Managing Director of Materials Purchasing. In July 2001, Ms. Weathers was promoted from Buyer – Materials to her current position where she had served from January of 2000 until July of 2001. Ms. Weathers served as Account Manager for Indiana for AgriBusiness from 1997 until January 2000. In 1997 when AgriBusiness purchased Hutson Co., Inc. she had served as Sales Supervisor of Northern Region since 1987.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary $	Bonus $	Other Annual Compensation $(1)	All Other Compensation $(2)
Francis P. Jenkins, Jr., Chairman and Chief Executive Officer	2003 2002 2001	499,990 499,990 499,990	200,000 200,000 200,000	— — —	51,800 51,800 51,800	(3) (3) (3)

G. Kenneth Moshenek, President and Chief Operating Officer	2003 2002 2001	385,000 349,981 349,981	100,000 75,000 75,000	— — —	5,295 4,020 4,646

Paul M. Murphy Chief Financial Officer	2003 2002 2001	250,000 160,577 144,168	60,000 40,000 40,000	— — —	2,925 3,736 3,435

(1)	The aggregate amount of Other Annual Compensation in such fiscal year did not exceed the applicable threshold for disclosure.
(2)	Includes: (i) the value of the benefits for employer provided group term life insurance available to all employees except as noted for Mr. Jenkins in note (3) and (ii) matching contributions made by the Company to the account of the respective executive officer’s account in the Royster-Clark Savings & Investment plan (401K Plan).

		Group Life Insurance	401K Plan	Total
Mr. Jenkins	2003 2002 2001	1800 1800 1800	— — —	1,800 1,800 1,800

Mr. Moshenek	2003 2002 2001	1386 1260 1260	3,909 2,760 3,386	5,295 4,020 4,646

Mr. Murphy	2003 2002 2001	900 578 519	2,025 3,158 2,916	2,925 3,736 3,435

(3)	Includes $50,000 paid in 2003, 2003 and 2001 for a life insurance policy described below.

Employment Agreements

In 1999 Mr. Jenkins entered into an employment agreement with the Company’s parent, Royster-Clark Group, Inc. (“RCG”), and with the Company, to serve as Chief Executive Officer (“CEO”). The agreement provides for an annual base salary of $499,990, subject to annual merit increases as determined by the RCG Board of Directors.

In addition to the annual base salary, Mr. Jenkins will be entitled to:

•	participate in an annual performance bonus plan based on individual criteria and/or executive incentive programs to be determined from time to time by the RCG Board of Directors and

•	receive standard company benefits provided to executive officers from time to time.

In addition to standard company benefits, the Company is to provide up to $50,000 per year to Mr. Jenkins to obtain a life insurance policy for the benefit of his wife and family.

The term of Mr. Jenkins’s agreement is five years subject to automatic renewal for successive one-year terms unless, in each case, either the executive or RCG gives prior notice of non-renewal.

The employment agreement is terminable by the RCG Board of Directors with or without cause. In the event that the employment agreement is terminated without cause and provided that Mr. Jenkins complies with the confidentiality and non-competition covenants, he will be entitled to receive all payments due as base salary during the remainder of his employment term. Mr. Jenkins is subject to a non-competition covenant during the term of his agreement and continues for two years after his agreement expires in April of 2004.

In 2000, Mr. Moshenek signed an employment agreement with the Company. Mr. Moshenek is to serve as President and Chief Operating Officer. The agreement for Mr. Moshenek provides for an annual base salary of $350,000, subject to annual merit increases as determined by the CEO of the Company. Mr. Moshenek’s base salary for 2003 was $385,000.

In addition to the annual base salary, Mr. Moshenek will be entitled to:

•	Participate in an annual performance bonus plan based on individual criteria and/or executive incentive programs to be determined from time to time by the Company, its Board of Directors or RCG and

•	Receive standard company benefits provided to executive officers from time to time.

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

Mr. Murphy signed an employment agreement with the Company in December 1999. The provisions and terms of the agreement mirrors the provisions of Mr. Moshenek’s described above except that Mr. Murphy’s agreement provided for an annual base salary of $115,000 at the start of the agreement that is subject to annual merit increases as determined by the CEO of the Company. Mr. Murphy’s annual base salary for 2003 was $250,000.

RCG and the Company expect to enter into employment agreements with other key employees in the future as needed.

Employee Benefits

Retirement Plans

The Company maintains a defined contribution Employee Savings and Investment Plan (ESIP) covering substantially all full-time employees of the Company. Participants are allowed to contribute to the ESIP up to 70% of their salary on a pre-tax basis, up to the maximum allowed under Internal Revenue Service regulations. The Company makes contributions to the ESIP at the discretion of the Board of Directors. The Company also maintains three other defined contribution plans for union employees under collective bargaining agreements at seven locations covering approximately 240 employees. Company contributions are based on the applicable provisions of each plan.

As a result of the 1999 acquisition of Agribusiness, the Company maintains a defined benefit plan covering certain employees of the acquired entity. In accordance with SFAS No. 87, Employers’ Accounting for Pensions, the Company recorded an additional minimum liability of $105 in 2003 and $644 in 2002, net of related income taxes. The defined benefit plan does not have a material impact on the accompanying consolidated balance sheets and statements of operations.

1999 Restricted Stock Purchase and Option Plan

Upon the acquisition of the Company by RCG, RCG created the 1999 Restricted Stock Purchase and Option Plan (herein referred to as the 1999 Plan). Under the terms of the 1999 Plan, 200,000 shares of RCG common stock have been reserved for issuance in the form of restricted share grants to current and future employees of RCG or Royster-Clark. Shares issued under the 1999 Plan are subject to certain restrictions on transfer of shares including the right of Royster-Clark Group to repurchase shares upon termination of a stockholder’s employment prior to the fifth anniversary of the closing, at a formula price. During the year ended December 31, 2000, 180,000 common stock shares were issued under this plan at a price equal to the fair value at date of grant. No common shares were issued under this plan during the years ended December 31, 2003, 2002 and 2001. During the year ended December 31, 2002, 17,500 shares were redeemed in connection to the resignation of Mr. Walter R. Vance, former chief accounting officer.

In addition, 39,551 shares of common stock, 14,637 shares of Senior Preferred Stock and 8,229 shares of Junior Preferred Stock have been reserved for issuance pursuant to the exercise of stock options rolled over from the 1992 Stock Option Plan (herein referred to as the 1992 Plan) previously maintained by Royster-Clark. All options granted under the 1992 Plan were either cashed out at the merger consideration of $285 per share less the exercise price under the 1992 Plan or exchanged for an option to purchase 5.5 shares of common stock, 2.0 shares of Senior Preferred Stock and 1.1 shares of Junior Preferred Stock at the same exercise price as under the 1992 Plan. Shares reserved for the exercise of stock options pursuant to the 1992 Plan totaling 3,731 shares of common stock, 1,347 shares of Senior Preferred Stock and 759 shares of Junior Preferred Stock have been inadvertently omitted from prior year disclosures. During 2003, stock options for 1,372 shares of common stock, 508 shares of Senior Preferred Stock and 285 shares of Junior Preferred Stock were redeemed. At December 31, 2003, options for 38,179 shares of common stock, 14,129 shares of Senior Preferred Stock and 7,944 shares of Junior Preferred Stock remain vested and outstanding under the 1999 Plan. No options were issued or exercised during the years ended December 31, 2003, 2002 and 2001.

Stock Options

The following table lists as of December 31, 2003, the number of shares of common and preferred stock underlying options held by the named executive officers and the value of unexercised in-the-money options:

	Shares Acquired on Exercise	Value Realized	Number of Shares of Common Stock Underlying Unexercised Options		Value of Unexercised In-The-Money Options (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Francis P. Jenkins, Jr	—	$—	—	—	$—	—
G. Kenneth Moshenek.
Class A Common Stock	—	—	17,792	—	—	—
Series A Preferred Stock	—	—	6,584	—	—	—
Series B Preferred Stock	—	—	3,702	—	—	—
Aggregate value of securities	—	—	—	—	475,764	—
Paul M. Murphy	—	$—	—	—	$—	—

(1)	Because there is no public market for the Company’s stock, management has used the original exercise prices to determine the value of the unexercised in-the-money options. However, there can be no assurance that this methodology accurately reflects the intrinsic value of such options.

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

Report on Executive Compensation

The Company has no Compensation Committee. The Board of Directors (“Board”) performs the functions of the Compensation Committee as a whole. The following Executive Officers participated in the Board’s deliberations on Executive Officer Compensation: Francis P. Jenkins Jr.

Management presented a proposal for the Board to evaluate concerning executive compensation, but the Board has not made a decision concerning this issue during 2003. In the absence of a governing policy, the Board determined compensation for the chief executive officer by taking into consideration Mr. Jenkins’ contribution to the management of the Company and to persons with comparable experience and responsibilities.

ITEM 12.    SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Shareholders

All of the outstanding capital stock of the Company is owned by Royster-Clark Group. The following table provides information about the beneficial ownership of the Royster-Clark Group common and preferred stock as of the December 31, 2003 by (1) each person or entity who owns five percent or more of the common or preferred stock, (2) each of our directors who is a stockholder, (3) our Chief Executive Officer and the other executive officers named in “ITEM 11 Executive Compensation” above who are stockholders, and (4) all of our directors and executive officers as a group.

	Number and Percent of Shares
	Royster-Clark Group Common Stock						Royster-Clark Group Preferred Stock
Name and Address of Beneficial Owners	Class A (1)			Class B (2)			Series A			Series B
	Number		Percent	Number		Percent	Number		Percent	Number		Percent
399 Venture Partners, Inc (3) 399 Park Avenue New York, New York 10043	299,761		32.3%	1,025,514		83.3%	395,104		63.7%	—		0.0%

CCT Partners VI, L.P. (3) 399 Park Avenue New York, New York 10043	52,899		5.7%	180,973		14.7%	69,724		11.2%	—		0.0%

Francis P. Jenkins, Jr. c/o Royster-Clark, Inc. 1251 Avenue of the Americas, Suite 900 New York, New York 10020	355,638		38.3%	—		0.0%	110,032		17.7%	62,114		75.3%

G. Kenneth Moshenek c/o Royster-Clark, Inc. 999 Waterside Drive Suite 800 Norfolk, Virginia 23510	59,727	(4)	6.4%	—		0.0%	7,281	(4)	1.2%	4,095	(4)	5.0%

Paul M. Murphy c/o Royster-Clark, Inc. 999 Waterside Drive Suite 800 Norfolk, Virginia 23510	10,000		1.1%	—		0.0%	—		0.0%	—		0.0%

Thomas F. McWilliams c/o 399 Venture Partners, Inc. 399 Park Avenue New York, New York 10043	355,596	(5)	38.3%	1,216,532	(5)	98.8%	468,698	(5)	75.5%	—		0.0%

Charles E. Corpening c/o 399 Venture Partners, Inc. 399 Park Avenue New York, New York 10043	352,843	(6)	38.0%	1,207,115	(6)	98.0%	465,070	(6)	74.9%	—		0.0%

Randolph G. Abood c/o Royster-Clark, Inc. 1251 Avenue of the Americas, Suite 900 New York, New York 10020	35,925	(7)	3.9%	—		0.0%	9,467	(7)	1.5%	5,333	(7)	6.5%

All directors and executive officers as a group (6 persons)	817,069		88.1%	1,217,160		98.8%	595,720		96.0%	71,542		86.7%

(1)	All percentages do not give effect to the shares of Royster-Clark Group Class A issuable upon conversion of Royster-Clark Group Class B Common Stock. See “—Royster-Clark Group Common Stock.”
(2)	Does not include shares of Royster-Clark Group Class B Common Stock issuable upon conversion of Royster-Clark Group Class A Common Stock. See “—Royster-Clark Group Common Stock.”
(3)	The general partner of CCT Partners VI, L.P. is the chairman of 399 Venture Partners, Inc.
(4)	Includes 17,792 shares of Common Stock, 6,584 shares of Series A and 3,702 shares of Series B Preferred Stock subject to options that are currently exercisable.
(5)	Includes the following: a) shares of Class A and B Common and Series A Preferred stock of Royster-Clark Group owned by 399 Venture Partners, Inc., of which Mr. McWilliams is a managing director, all of which Mr. McWilliams disclaims beneficiary ownership; b) shares of Class A and B Common and Series A Preferred stock of Royster-Clark Group owned by CCT Partners VI, L.P., of which Mr. McWilliams is a limited partner without the power to dispose of the securities; c) 2,936 shares of Class A and 10,045 shares of Class B Common stock owned by Alchemy, L.P. of which Mr. McWilliams is the general partner with the power to vote and dispose of the securities and d) 3,870 shares of Series A Preferred stock owned by the Thomas F. McWilliams Flint Trust, Jeanne Blasberg, Trustee, of which Mr. McWilliams is beneficiary and has the limited ability to dispose of the stock.
(6)	Includes the following: a) shares of Class A and B Common and Series A Preferred stock of Royster-Clark Group owned by 399 Venture Partners, Inc., of which Mr. Corpening is a vice president, all of which Mr. Corpening disclaims beneficiary ownership and b) shares of Class A and B Common and Series A Preferred stock of Royster-Clark Group owned by CCT Partners VI, L.P., of which Mr. Corpening is a limited partner without the power to dispose of the securities.
(7)	Includes 13,308 shares of Common Stock, 4,925 shares of Series A and 2,769 shares of Series B Preferred Stock subject to options that are currently exercisable and 232 shares of Series B Preferred Stock owned by Ninigret Foundation, Inc. of which Mr. Abood is a member of its board of directors and has the right to vote these shares.

Royster-Clark Group Common and Preferred Stock

The Certificate of Incorporation of Royster-Clark Group provides that Royster-Clark Group may issue 4,200,000 shares of common stock, divided into two classes consisting of 2,200,000 shares of Class A Common Stock and 2,000,000 shares of Class B Common Stock and 675,000 shares of Series A Senior Preferred Stock and 100,000 shares of Series B Junior Preferred Stock. The holders of Class A Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. Except as required by law, the holders of Class B common stock have no voting rights. Under the Certificate of Incorporation of Royster-Clark Group, a holder of either class of common stock may convert any or all of his shares into an equal number of shares of the other class of common stock; provided that in the case of a conversion from Class B Common Stock, which is nonvoting, into Class A Common Stock, which is voting, the holder of shares to be converted would be permitted under applicable law to hold the total number of shares of Class A Common Stock which would be held after giving effect to the conversion.

The Series A and Series B Preferred stock outstanding does not have voting rights except as provided under Delaware law and except in certain limited circumstances (See note 3 to the consolidated financial statements).

In addition to the common stock and preferred stock, 399 Ventures holds a $10 million subordinated note of Royster-Clark Group that does not require cash interest payments. The total number of shares of Royster-Clark Group preferred stock outstanding as of the recapitalization the Company on April 1, 1999 was 682,014 shares. During 2003, 793 shares were redeemed and as of December 31, 2003 approximately 681,119 shares of preferred stock were outstanding.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

KPMG LLP (“KPMG”) acts as the principal auditor for the Company and also provides certain audit, audit-related, tax and other services. The following table sets forth the aggregate fees billed or expected to be billed by KPMG for 2003 and 2002 for audit and non-audit services (as well as “out-of-pocket” costs incurred in connection with these services) and are categorized in accordance with Securities Exchange Commission (“SEC”) regulations (dollars in thousands). The nature of the services provided in each such case is described following the table.

Types of fees	2003	2002
Audit fees	$445	443
Audited-related fees	96	61

Total audit and audit-related fees	541	504

Tax fees	143	133
All other fees	—	—

Total fees	$684	637

Audit fees—Consists of professional services rendered for the audits of the consolidated financial statements of the Company, quarterly reviews and assistance with the review of documents filed with the SEC.

Audit-related fees—Consists of assurance and related services related to employee benefit plan audits, consultations concerning financial accounting and reporting standards.

Tax fees—Consists of professional services rendered for tax compliance related to the preparation and filing of the Company’s Federal and required state and local tax returns, tax advise, tax planning and advice on responses to Federal and state notices that may occasionally arise.

No fees were paid to KPMG for services other than audit, audit-related or tax services in 2003 or 2002.

The chief financial officer pre-approves services provided by KPMG to the Company in connection with the annual audit, quarterly reviews, tax compliance services and services rendered related to employee benefit plans. Periodically, issues arise that require consultations concerning financial accounting and reporting standards. The chief financial officer generally initiates or is aware and approves of such services prior to the services being rendered.

PART IV

ITEM 15.    EXHIBITS AND REPORTS ON FORM 8-K.

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

(3)    Exhibits:

3.01	Restated Certificate of Incorporation of the Company. †
3.02	Certificate of Amendment of Restated Certificate of Incorporation of the Company. †
3.03	Amended and Restated Bylaws of the Company. †
4.01	Indenture dated as of April 22, 1999 by and among the Company, the Guarantors, and the United States Trust Company of New York, as Trustee. †
4.02	Form of 10 1/4% First Mortgage Note Due 2009 (Included in Exhibit 4.01) †
10.04	Supply Agreement dated as of April 22, 1999 among IMC Kalium Ltd., IMC-Agrico Company and the Company. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. †
10.05	Company Employee Savings and Investment Plan. †
10.06	Royster-Clark Group, Inc. 1999 Restricted Stock Purchase and Option Plan. †
10.07	Employment Agreement dated as of April 22, 1999 by and among Francis P. Jenkins, Jr., Royster-Clark Group, Inc. and Royster-Clark, Inc. †
10.16	Employment Agreement dated as of December 1, 1999 between Royster-Clark, Inc. and G. Kenneth Moshenek. ††
10.20	Employment Agreement dated as of December 1, 1999 between Royster-Clark, Inc. and Paul M. Murphy. †††
10.21	Amendment and Restatement of the April 22, 1999 Revolving Credit Agreement, dated as of December 22, 2003, among the Company, certain subsidiaries of the Company as the co-borrowers, various financial institutions as lenders, U.S. Bank National Association, as the administrative agent, a collateral agent and a lead arranger, The CIT Group/Business Credit, Inc., as a collateral agent and a lead arranger, and Bank of America, N.A. as a lead arranger. *
12.01	Statement of Computation of Ratio of Earnings to Fixed Charges. *
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Royster-Clark, Inc. *
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Royster-Clark, Inc. *

32.01	Certifications of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350, for the year ended December 31, 2003. *
32.02	Certifications of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350, for the year ended December 31, 2003. *
99.01	Allowance for Doubtful Accounts-Royster-Clark, Inc. *

†	Incorporated by reference to Registration Statement on Form S-4 (Reg. No.: 333-81235) where it has been filed as an Exhibit.
††	Incorporated by reference to identically numbered exhibit to Form 10K for the annual period ended December 31, 2000 (Reg. No.: 333-81235) filed on April 2, 2001
†††	Incorporated by reference to identically numbered exhibit to Form 10K for the annual period ended December 31, 2002 (Reg. No.: 333-81235) filed on March 31, 2003
*	Filed herein.

(b)    Reports on Form 8-K

We filed on a Current Report on Form 8-K dated December 29, 2003 which reported under Item 9, the issuance of a press release on December 23, 2003 announcing we had closed on a three year $225 million revolving credit facility to replace our current senior secured credit facility.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 29, 2004	ROYSTER-CLARK, INC.

	By:	/s/ FRANCIS P. JENKINS, JR.
Francis P. Jenkins, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

	Signature	Title	Date

By:	/s/ FRANCIS P. JENKINS, JR. Francis P. Jenkins, Jr.	Chairman of the Board	March 29, 2004

By:	/s/ CHARLES E. CORPENING Charles E. Corpening	Director	March 29, 2004

By:	/s/ THOMAS F. MCWILLIAMS Thomas F. McWilliams	Director	March 29, 2004

By:	/s/ RANDOLPH G. ABOOD Randolph G. Abood	Director	March 29, 2004

By:	/s/ PAUL M. MURPHY Paul M. Murphy	Chief Financial Officer	March 29, 2004

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