Form 10-Q
period 2004-03-31
ROYSTER-CLARK INC
filed 2004-05-14
CIK 1088893

As filed with the Securities and Exchange Commission on May 14, 2004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-81235

ROYSTER-CLARK, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	76-0329525
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1251 Avenue of the Americas – Suite 900 New York, New York	10020
(Address of principal executive offices)	(Zip code)

(212) 332-2965

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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

APPLICABLE ONLY TO ISSUERS INVLOVED IN BANKRUPTCY

PROCEEDS DURING THE PRECEDING FIVE YEAR:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐    Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS:

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

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2004 and December 31, 2003

(Dollars in thousands)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash	$340	886
Trade accounts receivable, net of allowance for doubtful accounts of $6,401 and $5,938 at March 31, 2004 and December 31, 2003, respectively	114,669	85,304
Other receivables	7,874	19,983
Inventories	361,073	259,957
Prepaid expenses and other current assets	2,437	2,876

Total current assets	486,393	369,006
Property, plant and equipment, net	160,959	165,685
Goodwill	16,540	16,540
Deferred financing costs, net	9,478	9,904
Other assets, net	4,785	4,783

	$678,155	565,918

Liabilities and Stockholder’s Equity
Current liabilities:
Customer deposits	$145,228	65,004
Accounts payable	139,041	69,461
Accrued expenses and other current liabilities	28,969	25,234

Total current liabilities	313,238	159,699
Senior Secured Credit Facility	118,328	142,979
10 1/4% First Mortgage Notes due 2009	200,000	200,000
Other long-term liabilities	8,341	8,548

Total liabilities	639,907	511,226

Stockholder’s equity:
Common stock, no par value. Authorized 350,000 shares; 1 share issued and outstanding	—	—
Additional paid-in capital	88,599	88,599
Accumulated deficit	(49,602)	(33,158)
Accumulated other comprehensive loss	(749)	(749)

Total stockholder’s equity	38,248	54,692

	$678,155	565,918

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2004 and 2003

(Dollars in thousands)

	Three Months ended March 31,
	2004	2003
Net sales	$204,977	150,308
Cost of sales	176,592	127,413

Gross profit	28,385	22,895
Selling, general and administrative expenses	38,266	39,442
Loss (gain) on disposal of property, plant and equipment, net	(160)	326

Operating loss	(9,721)	(16,873)
Interest expense	(6,708)	(7,043)

Loss before income taxes	(16,429)	(23,916)
Income tax benefit	—	(9,198)

Net loss	$(16,429)	(14,718)

See accompanying notes to condensed consolidated financial statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2004 and 2003

(Dollars in thousands)

	Three Months ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(16,429)	(14,718)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	646	432
Depreciation and amortization	6,332	6,816
(Gain) loss on disposal of property, plant and equipment	(160)	326
Write-off of deferred financing costs	—	227
Amortization of imputed interest	—	243
Deferred income taxes	—	(9,200)
Changes in operating assets and liabilities increasing (decreasing) cash:
Trade accounts receivable	(30,011)	7,027
Other receivables	12,109	29,204
Inventories	(101,116)	(114,085)
Prepaid expenses and other current assets	439	371
Other assets	(264)	(159)
Accounts payable	69,580	52,539
Accrued expenses and other current liabilities	3,887	1,967
Other long-term liabilities	(126)	(190)

Total adjustments	(38,684)	(24,482)

Net cash used in operating activities	(55,113)	(39,200)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	1,783	736
Purchases of property, plant and equipment	(2,400)	(3,542)

Net cash used in investing activities	(617)	(2,806)

Cash flows from financing activities:
Proceeds from Senior Secured Credit Facility	81,352	85,497
Payments on Senior Secured Credit Facility	(106,003)	(126,100)
Principal payments on long-term debt	(233)	(5)
Dividend paid to Royster-Clark Group, Inc.	(15)	(100)
Net increase in customer deposits	80,224	82,771
Payment of deferred financing costs	(141)	(513)

Net cash provided by financing activities	55,184	41,550

Net decrease in cash	(546)	(456)
Cash at beginning of period	886	982

Cash at end of period	$340	526

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,398	1,657

Cash paid during the period for income taxes	$1	315

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Dollars in thousands)

(1) Description of Business, Basis of Presentation and Rebate Accounting Policy

Royster-Clark, Inc. (herein referred to as “Royster-Clark” or the “Company”) is a retail and wholesale distributor of mixed fertilizer, fertilizer materials, seed, crop protection products and agronomic services to farmers, primarily in the Southeast and Midwest of the United States. The Company’s operations consist of retail farm centers (“Farmarkets”), granulation, blending and seed processing plants, and a network of storage and distribution terminals and warehouses. In addition, the Company operates two nitrogen-manufacturing plants that supply its wholesale and industrial customers with nitrogen products.

The information presented as of March 31, 2004 and for the three month periods ended March 31, 2004 and 2003 is unaudited, and reflects all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s financial position as of March 31, 2004 and the results of its operations and its cash flows for the three month periods ended March 31, 2004 and 2003. The December 31, 2003 balance sheet information was derived from the audited consolidated financial statements for the year ended December 31, 2003.

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2003, which are included as part of the Company’s Annual Report on Form 10-K.

The Company’s business is highly seasonal with a high concentration of sales generated between March and July. Since 1999, sales occurring between March and July have varied from approximately 68% to 73% of annual sales based upon planting, growing and harvesting cycles. In 2003, approximately 69% of sales occurred between March and July. The Company is not aware of any factors that currently exist that would make this sales concentration either more or less than historical percentages. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year.

Other receivables primarily consist of vendor rebates. Vendor rebates represent amounts due from suppliers on crop protection, seed, and fertilizer products. The Company earns rebates based on the actual sales of a vendor’s product. Rebates receivable are accrued in accordance with Emerging Issues Task Force (EITF) Issue 02-16 when rebate programs result from binding arrangements in which payments are probable and the amounts are reasonably estimable. The Company does have programs that do not meet the above criteria, thus earnings are recorded when payment is received, which will typically be during the fourth quarter.

(2) Inventories

Inventories at March 31, 2004 and December 31, 2003 consist of the following:

	March 31, 2004	December 31, 2003
Crop protection products	$124,670	79,792
Fertilizers	35,851	34,431
Raw materials	140,087	92,056
Seeds	41,661	33,745
Sundries and other	18,804	19,933

	$361,073	259,957

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

(3) Goodwill and Other Assets

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2004.

The gross carrying value and accumulated amortization of major classes of intangible assets as of March 31, 2004 and December 31, 2003 are as follows:

	March 31, 2004
	Gross carrying amount	Accumulated amortization	Net
Amortizing intangible assets:
Technology and patent license	$4,102	1,238	2,864
Noncompete agreements	1,718	1,441	277
Other	315	107	208

Total	$6,135	2,786	3,349

	December 31, 2003
	Gross carrying amount	Accumulated amortization	Net
Amortizing intangible assets:
Technology and patent license	$4,102	1,111	2,991
Noncompete agreements	1,703	1,317	386
Other	315	96	219

Total	$6,120	2,524	3,596

Amortization expense of intangible assets amounted to $262 and $295 for the three months ended March 31, 2004 and 2003, respectively. During the three months ended March 31, 2004, amortizing intangible assets of $15 were added for noncompete agreements.

These intangible assets are included in “other assets” in the accompanying condensed consolidated balance sheets. Estimated annual amortization expense for the next five years and thereafter follows: $856 in 2004, $625 in 2005, $541 in 2006, $537 in 2007, $537 in 2008, and $515 thereafter.

(4) Environmental Matters

The Company is subject to a wide variety of federal, state, and local environmental laws and regulations. The Company has been identified as a potentially responsible party concerning the release of certain hazardous substances at five locations. While the current law potentially imposes joint and several liability upon each party named as a potentially responsible party, the Company’s contribution to clean up these sites is expected to be limited given the number of other companies which have also been named as potentially responsible parties and the nature and amount of cleanup involved. A number of the Company’s facilities have been evaluated as having excess nitrates, phosphorous, and pesticides in the surrounding soil or groundwater. In addition, several underground storage tanks have been removed or closed at some facilities and these sites have been evaluated for possible contamination. In total, cleanup of hazardous or potentially hazardous substances has been planned or is being performed at approximately 39 sites.

In connection with the 1999 acquisitions of AgriBusiness and Royster-Clark, the Company obtained indemnities for certain claims related to environmental matters that existed or arose prior to the acquisitions. The indemnities related to AgriBusiness are subject to a $4,500 deductible, may not exceed 10% of the purchase

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

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

The Company has recorded environmental liabilities at March 31, 2004 and December 31, 2003 for the estimated cost of cleanup efforts of identified contamination or site characterization, which total $3,037 and $3,105, respectively, and are included in other long-term liabilities in the accompanying condensed consolidated balance sheets. Actual cash expenditures during the three months ended March 31, 2004 and 2003 were $68 and $55, respectively. These liabilities do not take into account any claims for recoveries from insurance or third parties and are not discounted. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainty in evaluating environmental exposures.

(5) Senior Secured Credit Facility

On December 22, 2003, the Company completed the refinancing of its Senior Secured Credit Facility with an amended and restated Senior Secured Credit Facility (“credit facility”) from a consortium of lenders. In connection with the establishment of the credit facility, the Company incurred $3,605 of deferred financing costs. As of December 31, 2003, there were unamortized deferred financing costs of $419 associated with the Senior Secured Credit Facility in effect prior to the Replacement Credit Facility. During the quarter, additional deferred financing costs of $141 were incurred. Total deferred financing costs of $4,165 are being amortized on a straight-line basis over the three-year life of the credit facility.

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

Royster-Clark Realty LLC

Royster-Clark Resources LLC

Royster-Clark AgriBusiness, Inc.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

Royster-Clark AgriBusiness Realty LLC

Royster-Clark Nitrogen, Inc.

There are currently no restrictions on the ability of Royster-Clark to obtain funds from its guarantor subsidiaries through dividends or loans.

The following tables present the condensed financial data of Royster-Clark and its guarantor subsidiaries as of March 31, 2004 and December 31, 2003 and for the three month periods ended March 31, 2004 and 2003.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

Balance Sheet Data as of March 31, 2004:

	Royster-Clark, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash	$42	298	—	340
Trade accounts receivable, net	—	117,536	(2,867)	114,669
Other receivables	819	11,310	(4,255)	7,874
Inventories	—	361,213	(140)	361,073
Prepaid expenses and other current assets	90	2,347	—	2,437

Total current assets	951	492,704	(7,262)	486,393
Property, plant and equipment, net	9,115	151,844	—	160,959
Goodwill	12,012	4,528	—	16,540
Deferred financing costs, net	9,478	—	—	9,478
Other assets, net	15	4,770	—	4,785
Investment in subsidiaries	376,341	—	(376,341)	—

Total assets	$407,912	653,846	(383,603)	678,155

Current liabilities:
Customer deposits	—	145,228	—	145,228
Accounts payable	—	146,163	(7,122)	139,041
Accrued expenses and other current liabilities	10,649	18,320	—	28,969

Total current liabilities	10,649	309,711	(7,122)	313,238
Senior Secured Credit Facility	118,328	—	—	118,328
10 1/4% First Mortgage Notes	200,000	—	—	200,000
Other long-term liabilities	434	7,907	—	8,341

Total liabilities	329,411	317,618	(7,122)	639,907

Stockholder’s equity:
Common stock	—	—	—	—
Additional paid-in capital	78,599	386,341	(376,341)	88,599
Accumulated deficit	(98)	(49,364)	(140)	(49,602)
Accumulated other comprehensive loss	—	(749)	—	(749)

Total stockholder’s equity	78,501	336,228	(376,481)	38,248

Total liabilities and stockholder’s equity	$407,912	653,846	(383,603)	678,155

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

Balance Sheet Data as of December 31, 2003:

	Royster-Clark, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash	$42	844	—	886
Trade accounts receivable, net	—	87,135	(1,831)	85,304
Other receivables	3,671	35,775	(19,463)	19,983
Inventories	—	260,465	(508)	259,957
Prepaid expenses and other current assets	161	2,715	—	2,876

Total current assets	3,874	386,934	(21,802)	369,006
Property, plant and equipment, net	9,474	156,211	—	165,685
Goodwill	12,012	4,528	—	16,540
Deferred financing costs, net	9,904	—	—	9,904
Other assets, net	15	4,768	—	4,783
Investment in subsidiaries	391,945	—	(391,945)	—

Total assets	$427,224	552,441	(413,747)	565,918

Current liabilities:
Customer deposits	—	65,004	—	65,004
Accounts payable	—	90,755	(21,294)	69,461
Accrued expenses and other current liabilities	5,281	19,953	—	25,234

Total current liabilities	5,281	175,712	(21,294)	159,699
Senior Secured Credit Facility	142,979	—	—	142,979
10 1/4 First Mortgage Notes	200,000	—	—	200,000
Other long-term liabilities	450	8,098	—	8,548

Total liabilities	348,710	183,810	(21,294)	511,226

Stockholder’s equity:
Common stock	—	—	—	—
Additional paid-in capital	78,599	401,945	(391,945)	88,599
Accumulated deficit	(85)	(32,565)	(508)	(33,158)
Accumulated other comprehensive loss	—	(749)	—	(749)

Total stockholder’s equity	78,514	368,631	(392,453)	54,692

Total liabilities and stockholder’s equity	$427,224	552,441	(413,747)	565,918

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

Statement of Operations Data for the three months ended March 31, 2004 and 2003:

	Royster-Clark, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Three Months ended March 31, 2004
Net sales	$819	216,339	(12,181)	204,977
Cost of sales	102	184,784	(8,294)	176,592

Gross profit	717	31,555	(3,887)	28,385
Selling, general and administrative expenses	247	42,274	(4,255)	38,266
Loss (gain) on disposal of property, plant and equipment, net	10	(170)	—	(160)

Operating income (loss)	460	(10,549)	368	(9,721)
Interest expense	(458)	(6,250)	—	(6,708)

Income (loss) before income taxes	2	(16,799)	368	(16,429)
Income tax expense	—	—	—	—

Net income (loss)	$2	(16,799)	368	(16,429)

Three Months ended March 31, 2003

Net sales	$894	158,582	(9,168)	150,308
Cost of sales	104	131,869	(4,560)	127,413

Gross profit	790	26,713	(4,608)	22,895
Selling, general and administrative expenses	265	43,785	(4,608)	39,442
Loss (gain) on disposal of property, plant	39	287	—	326
and equipment, net	—	—	—

Operating income (loss)	486	(17,359)	—	(16,873)
Interest expense	(484)	(6,559)	—	(7,043)

Income (loss) before income taxes	2	(23,918)	—	(23,916)
Income tax expense (benefit)	1	(9,199)	—	(9,198)

Net income (loss)	$1	(14,719)	—	(14,718)

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

Statement of Cash Flow Data for the three months ended March 31, 2004 and 2003:

Three Months Ended March 31, 2004	Royster-Clark, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$24,807	(79,920)	—	(55,113)

Cash flows from investing activities:

Proceeds from sale of property, plant and equipment	—	1,783	—	1,783
Purchases of property, plant and equipment	—	(2,400)	—	(2,400)

Net cash used in investing activities	—	(617)	—	(617)

Cash flows from financing activities:
Proceeds from Senior Secured Credit Facility	81,352	—	—	81,352
Payments on Senior Secured Credit Facility	(106,003)	—	—	(106,003)
Principal payments on long-term debt	—	(233)	—	(233)
Dividend paid to Royster-Clark Group, Inc.	(15)	—	—	(15)
Net increase in customer deposits	—	80,224	—	80,224
Payment of deferred financing costs	(141)	—	—	(141)

Net cash provided by (used in) financing activities	(24,807)	79,991	—	55,184

Net decrease in cash	—	(546)	—	(546)
Cash at beginning of period	42	844	—	886

Cash at end of period	$42	298	—	340

Three Months Ended March 31, 2003

Net cash provided by (used in) operating activities	$41,178	(80,378)	—	(39,200)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	38	698	—	736
Purchases of property, plant and equipment	—	(3,542)	—	(3,542)

Net cash provided by (used in) investing activities	38	(2,844)	—	(2,806)

Cash flows from financing activities:
Proceeds from Senior Secured Credit Facility	85,497	—	—	85,497
Payments on Senior Secured Credit Facility	(126,100)	—	—	(126,100)
Principal payments on long-term debt	—	(5)	—	(5)
Dividend paid to Royster-Clark Group, Inc.	(100)	—	—	(100)
Net increase in customer deposits	—	82,771	—	82,771
Payment of deferred financing costs	(513)	—	—	(513)

Net cash provided by (used in) financing activities	(41,216)	82,766	—	41,550

Net decrease in cash	—	(456)	—	(456)
Cash at beginning of period	42	940	—	982

Cash at end of period	$42	484	—	526

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations and Cash Flows.

THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS. SEE “FORWARD-LOOKING STATEMENTS” ABOVE. YOU SHOULD NOT PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS AS SUCH STATEMENTS SPEAK ONLY AS OF THE DATE ON WHICH THEY ARE MADE, AND WE MIGHT NOT UPDATE THEM TO REFLECT CHANGES THAT OCCUR AFTER THE DATE THEY ARE MADE.

General

Royster-Clark, Inc. together with its subsidiaries, (the “Company” or “Royster-Clark”) is a retail and wholesale distributor of mixed fertilizer, fertilizer materials, seed, crop protection products and agronomic services to farmers, primarily in the Southeast and Midwest regions of the United States. The Company’s operations include retail farm centers (“Farmarkets”), granulation, blending and seed processing plants, and a network of storage and distribution terminals and warehouses. In addition, the Company operates two nitrogen-manufacturing plants that supply its wholesale and industrial customers with nitrogen products. Our business is affected by a number of factors, including weather conditions and the availability and prevailing prices for fertilizer, natural gas used in the production of various fertilizers and other crop production inputs.

Weather conditions can significantly affect our results of operations, both for quarterly reporting and on an annual basis. Adverse weather conditions during the planting season may force farmers to either delay or abandon their planting, or change to another crop, which may lead to lower use of fertilizer, seed and crop protection products. Favorable weather conditions, especially early in the planting season, may not lead to increased plantings with a potential increased use of various crop production inputs. Favorable weather, however, will allow the farmer to plant to the full extent of their planting intentions. During the first quarter, the Company’s market areas in the Southeast and Midwest regions have experienced favorable weather conditions for planting of most crops compared to the comparable period in 2003. This weather has allowed farmers to make good progress in planting and fertilizing for the spring planting season in many market areas of the Company. Portions of the Company’s Southeast markets have experienced a six-month dry spell. Continued dry conditions could affect the planting of cotton or affect the development of other crops already planted. Drought severity has affected the application of various crop inputs in the past. The Company anticipates that there is sufficient opportunity for remaining planting intentions to be realized and we believe that rains that have moved through the Southeast during April will be sufficient to allow normal crop input consumption by farmers.

The crop production inputs distribution business is highly seasonal with a high concentration of sales generated between March and July. Since 1999, sales occurring between March and July have varied from approximately 68% to 73% of annual sales based upon planting, growing and harvesting cycles of our customers. In 2003, approximately 69% of sales occurred between March and July. The Company is not aware of any factors that currently exist that would make this sales concentration either more or less than historical percentages. Inventories are accumulated to be available for seasonal sales, requiring significant storage capacity. The accumulation of inventory is financed by suppliers, by customer prepayments and by the Company through its credit facility. Depending on weather and field conditions in the Company’s widely diverse geographic marketing areas, the period of heavy product shipments to customers can vary by several weeks, which may have a material impact on which quarter sales are recorded.

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

		Quarter end price				1st Quarter
$ per ton		1st	2nd	3rd	4th	Average	High	Low
Ammonia	2004	328	—	—	—	339	340	328
	2003	350	290	295	330	305	360	260
	2002	190	190	195	245	188	195	180

DAP	2004	232	—	—	—	232	235	230
	2003	215	200	200	222	193	220	180
	2002	178	180	184	175	176	178	170

Potash	2004	135	—	—	—	133	139	129
	2003	116	116	124	130	115	116	115
	2002	115	115	116	115	115	115	115

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

The major raw material in the manufacture of nitrogen-based products is natural gas. For the first quarter of 2004, we purchased natural gas on the open market and through the use of fixed priced strip contracts for use in our nitrogen-production plant in East Dubuque, IL. The use of fixed-priced strips permits the Company to elect to lock in our gas costs for quantities of MMBTU’s that the Company elects to purchase on that basis. The table below illustrates some of the volatility of natural gas pricing quoted at the Henry Hub obtained from a listing published by Energy Intelligence Group, Inc. on its website, www.energyintel.com.

	Quarter end price				1st Quarter
$ per MMBTU	1st	2nd	3rd	4th	Average	High	Low
2004	5.64	—	—	—	5.63	7.06	5.08
2003	5.00	5.31	4.66	5.79	6.27	19.07	4.87
2002	3.26	3.17	4.09	4.75	2.80	3.72	1.97

The level of natural gas prices directly affects profitability of our nitrogen-based products.

Results of Operations

Three months ended March 31, 2004 compared to three months ended March 31, 2003

The following table and discussion provides information regarding Royster-Clark’s statement of operations as a percentage of net sales.

	Three Months ended March 31,
	2004	2003
Net sales	100.0%	100.0
Cost of sales	86.2	84.8

Gross profit	13.8	15.2
Selling, general and administrative expenses	18.6	26.2
(Gain) loss on disposal of property, plant and equipment, net	(0.1)	0.2

Operating loss	(4.7)	(11.2)
Interest expense	(3.3)	(4.7)

Loss before income taxes	(8.0)	(15.9)
Income tax benefit	—	(6.1)

Net loss	(8.0)%	(9.8)

Net sales. Royster-Clark’s net sales were $205.0 million for the first quarter of 2004 compared to $150.3 million for the same period in 2003, an increase of $54.7 million, or 36.4%. The increase in net sales resulted from approximately $33.4 million in sales volume increases and $21.3 million in market related price increases. Moderate weather conditions allowed for increased sales volume for the quarter through most of the Company’s market area. Sales volumes increases were experienced across all product groups. Higher natural gas cost was the prime driver in the price appreciation. Sales price appreciation of fertilizer and nitrogen products accounted for approximately $15.1 million of the $21.3 million total price appreciation. Nitrogen products are used in both liquid and dry blended and granulated fertilizers. Sales prices also increased in granulated and blended fertilizers and various fertilizer materials.

Gross profit. Gross profit was $28.4 million for the first quarter of 2004 compared to $22.9 million for the same period in 2003, an increase of $5.5 million, or 24.0%. Gross profit increased approximately $6.1 million resulting from sales volume increases described above. Gross profit was partially offset by $0.6 million due primarily to increased costs related to the purchase of seed and grain during the quarter. Gross margin was 13.8% for the first quarter of 2004 compared to 15.2% for the same period in 2003. The decrease in gross margin of 1.4% was predominantly due to the diluting effects of sales and cost price increases discussed above.

Selling, general and administrative expenses. Selling, general and administrative expenses were $38.3 million for the first quarter of 2004 compared to $39.4 million for the same period in 2003, a decrease of $1.1 million, or 3.0%. The decrease in selling, general and administrative expenses resulted from the following major factors:

•	Expenses were approximately $0.8 million lower compared to 2003 due to cost savings measures.

•	Liability insurance costs were $0.5 million lower compared to 2003. Liability insurance costs were lower due to better negotiated rates on the Company’s new policy year beginning July 1, 2003.

•	Depreciation expense was approximately $0.5 million lower due to fully depreciated assets offsetting the impact of depreciation on capital spending over the past year.

•	Amortization expense was approximately $0.2 million lower due primarily to deferred financing costs written off during the first quarter of 2003 associated with the Third Amendment to the Company’s credit facility.

The decrease in selling, general and administrative expenses was partially offset by the following major factors:

•	Volume related expenses including seasonal labor and benefits, overtime, repairs, supplies, doubtful account provision and other expenses supporting sales were approximately $0.9 million higher than the comparable period last year.

Quarterly selling, general and administrative expenses as a percent of net sales fluctuate widely within the fiscal year due to the seasonal nature of sales volumes with selling, general and administrative expenses exhibiting less seasonal fluctuations.

Operating loss. Operating loss was $9.7 million for the first quarter of 2004 compared to $16.9 million for the same period in 2003, a decrease in the operating loss of $7.2 million, or 42.6%. Operating loss as a percentage of net sales was 4.7% for the first quarter in 2004 compared to 11.2% for the same period in 2003 due to sales price and cost increases and selling, general and administrative expense changes described above.

Interest expense. Interest expense was $6.7 million for the first quarter in 2004 compared to $7.0 million for the same period in 2003. Decreased interest rates lowered interest expense by $0.3 million. Average borrowings on the credit facility of $87.4 million during the first quarter of 2004 compared to $76.0 million for the comparable period in 2003. Lower note payable balances in 2004 offset the impact of higher borrowings on the credit facility. Higher average daily borrowings on the credit facility were used to finance higher cost inventory resulting predominantly from higher natural gas prices.

Income tax benefit. The Company recognized no income tax benefit for the first quarter of 2004 compared to an income tax benefit of $9.2 million for the same period in 2003. The effective tax rate for the first quarter of 2003 was 38.5%. The Company has not recorded income tax expense or benefit subsequent to the second quarter of 2003 when the Company recorded a valuation allowance for the full amount of net deferred tax assets. The Company continues to maintain a valuation allowance for the full amount of net deferred tax assets in accordance with provisions of SFAS No. 109, “Accounting for Income Taxes” as of March 31, 2004. The Company will not record a net income tax expense or benefit until GAAP requirements for unrestricted recognition of deferred tax assets have been satisfied.

Net loss. Net loss was $16.4 million for the first quarter of 2004 compared to $14.7 million for the same period in 2003, an increase of $1.7 million, resulting from the fluctuations noted above.

Liquidity and Capital Resources

Our primary capital requirements are for working capital, debt service, capital expenditures and possible acquisitions. For day-to-day liquidity requirements, we operate with a $225 million senior secured credit facility (“credit facility”) with a consortium of lenders. At March 31, 2004, the borrowing base provisions under the credit facility supported a gross borrowing availability of $209.7 million, from which we had drawn $118.3 million. This facility includes up to $20.0 million for letters of credit of which there were letters of credit totaling $9.3 million outstanding as of March 31, 2004. This facility contains financial and operational covenants and other restrictions with which we must comply, including a requirement to maintain certain financial ratios and limitations on our ability to incur additional indebtedness. In connection with the establishment of the credit facility, the Company incurred $3,605 of deferred financing costs during 2003. As of December 31, 2003, there were unamortized deferred financing costs of $419 associated with the credit facility in effect prior to the current credit facility. During the quarter ended March 31, 2004, additional deferred financing fees of $141 were incurred.

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

Net cash used in operating activities for the three months ended March 31, 2004 was $55.1 million compared to $39.2 million for the comparable period in 2003, an increase in net cash used of $15.9 million. The most significant component of higher cash flows used in operating activities was movement in operating assets and liabilities of $22.2 million. Trade accounts receivable and other receivables were the largest components using $54.1 million more of cash with inventories, accounts payable and accrued liabilities partially offsetting cash used with $31.9 million in cash provided in the first quarter of 2004 compared to the comparable period in 2003. Changes in accrued expenses, prepaid expenses and other working capital items making up the balance of the change in operating assets and liabilities. Changes in deferred income taxes of $9.2 million, net loss of $1.7 million and changes in non-cash adjustments to net loss of $1.2 million make up the balance of changes that partially offset the movement in operating assets and liabilities.

Net cash used in investing activities amounted to $0.6 million in 2004 compared to $2.8 million in 2003, a decrease of $2.2 million. The decrease in net cash used in investing activities resulted from decreased capital expenditures of $1.1 million in 2004 and increased proceeds from the sale of property, plant and equipment of $1.1 million in 2004 compared to 2003.

Capital expenditures were $2.4 million for the three months ended March 31, 2004 compared with $3.5 million for the three months ended March 31, 2003. These capital expenditures were primarily for facility improvements and machinery and equipment replacement projects. We estimate total capital expenditures, excluding potential acquisitions, for all of 2004 will be approximately $12.0 million.

Net cash provided by financing activities totaled $55.2 million compared to $41.6 million in 2003, an increase of $13.6 million. Increased cash provided by financing activities in 2004 compared to 2003 resulted primarily from net lower payments to the credit facility of $16.0 million and $0.4 million lower payment of deferred financing costs compared to 2003. These increases in cash provided were partially offset by $2.6 million less cash from customer deposits in 2004 compared to 2003 and increased payments on long-term debt of $0.2 million.

Net working capital, excluding current installments of long-term debt at March 31, 2004 totaled $173.2 million versus $209.5 million at December 31, 2003, a decrease of $36.3 million. This decrease resulted primarily from normal seasonal movement of operating assets and liabilities highlighted by increases in inventory, trade accounts receivable, customer deposits, accounts payable, and accrued expenses and decreases in other receivables and prepaid and other current assets. Working capital changes are summarized in the table below.

Working capital decreases:
Customer deposits	$80.2
Accounts payable	69.6
Other receivables	12.1
Other working capital decreases	4.9

Total decreases	166.8

Working capital increases:
Inventories	101.1
Trade accounts receivable	29.4

Total increases	130.5

Net decreases	$36.3

Recently Adopted Accounting Standards

Rebate income is recorded when the criteria of EITF Issue 02-16 are met. We expect higher income during the fourth quarter for rebate programs that do not meet the requirements of EITF Issue 02-16 resulting from lower income being recorded during the first three fiscal quarters.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to various market risks, including commodity price risk and interest rate risk. The Company has entered into limited commodity hedging activities with respect to its grain and seed purchases. The Company intends to use hedging transactions to minimize exposures to fluctuations in grain prices that may occur during the production cycle of seed products. The majority of these contracts settle in cash. Historically, such settlements have not had a significant effect on liquidity, nor are they expected to be significant to the Company’s liquidity in the future. In the past, the provisions of the credit facility have not provided the Company the flexibility to perform any significant hedging activities. While we do not anticipate initiating any significant hedging activities, we believe our current credit facility will provide the Company with more flexibility with which to consider hedging activities in natural gas, interest rates or expanded use in seed and grain. We continue to evaluate the possibilities for hedging to manage the volatility associated with various aspects of our business.

Commodity Price Risk

The Company is exposed to market risk due to changes in natural gas prices. Natural gas is a raw material used in the production of various nitrogen-based products that the Company either manufactures at its East Dubuque plant or purchases from vendors. Market prices of nitrogen-based products are affected by changes in natural gas prices as well as supply and demand and other factors. As a normal course of business, the Company purchases nitrogen-based products during the winter and early spring to supply its needs during the high sales volume spring season. Nitrogen-based inventory remaining at the end of the spring season will be subject to market risk due to changes in natural gas prices and supply and demand. During the first quarter of 2004, the Company purchased natural gas for use in its East Dubuque facility on the spot market, but has also used short-term, fixed supply, fixed price purchase contracts which will lock in pricing for a portion of its natural gas requirements through the first quarter. Currently, the Company purchases natural gas for use in its East Dubuque facility on the spot market. Notwithstanding use of these purchase contracts, the Company is exposed to significant, although not excessive market risk. Changes in levels of natural gas prices and market prices of nitrogen-based products can materially affect the Company’s financial position and results of operations. The Company has experienced no difficulties in securing supplies of natural gas, however, natural gas is purchased at market prices and such purchases are subject to price volatility.

The Company engages in limited commodity hedging activities with respect to its grain and seed purchases. The Company attempts to use these hedging transactions to minimize exposures to fluctuations in grain prices that may occur during the production cycle of seed products. Grain and seed hedging activities are marked to market every month and price fluctuations are reflected in the consolidated statements of operations. Increases in commodity grain prices can expose the Company to increased cost associated with its commodity seed purchases to the extent that strategies in place do not perform as intended.

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

At March 31, 2004, the Company’s exposure to market risk factors had not materially changed from December 31, 2003.

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

PART 2. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a)(1) Financial Statements:

The following condensed consolidated financial statements are included in Part 1, Item 1, of this Form 10-Q:

Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003

Condensed Consolidated Statements of Operations for the Three months ended March 31, 2004 and 2003

Condensed Consolidated Statements of Cash Flows for the Three months ended March 31, 2004 and 2003

(2) Financial Statement Schedules: None.

(3) Exhibits:

3.01	Restated Certificate of Incorporation of the Company. †

3.02	Certificate of Amendment of Restated Certificate of Incorporation of the Company. †

3.03	Amended and Restated Bylaws of the Company. †

4.01	Indenture dated as of April 22, 1999 by and among the Company, the Guarantors, and the United States Trust Company of New York, as Trustee. †

4.02	Form of 101/4% First Mortgage Note Due 2009 (Included in Exhibit 4.01)†

10.03	Supply Agreement dated as of April 22, 1999 among IMC Kalium Ltd., IMC-Agrico Company and the Company. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. †

10.04	Company Employee Savings and Investment Plan. †

10.05	Royster-Clark Group, Inc. 1999 Restricted Stock Purchase and Option Plan. †

10.06	Employment Agreement dated as of April 22, 1999 by and among Francis P. Jenkins, Jr., Royster-Clark Group, Inc. and Royster-Clark, Inc. †

10.16	Employment Agreement dated as of December 1, 1999 between Royster-Clark, Inc. and G. Kenneth Moshenek. ††

10.20	Employment Agreement dated as of December 1, 1999 between Royster-Clark, Inc. and Paul M. Murphy. †††

10.21	Amendment and Restatement of the April 22, 1999 Revolving Credit Agreement, dated as of December 22, 2003, among the Company, certain subsidiaries of the Company as the co-borrowers, various financial institutions as lenders, U.S. Bank National Association, as the administrative agent, a collateral agent and a lead arranger, The CIT Group/Business Credit, Inc., as a collateral agent and a lead arranger, and Bank of America, N.A. as a lead arranger. ‡

10.22	First Amendment to Amended and Restated Revolving Credit Agreement Among Royster-Clark, Inc., various financial institutions, U.S. Bank National Association, the CIT Group/Business Credit, Inc., and Supplement Amending the Borrower Pledge and Security Agreement and Subsidiary Pledge and Security Agreement dated March 26, 2004. *

31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Royster-Clark, Inc. *

31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Royster-Clark, Inc. *

32.01	Section 1350 Certifications. *

†	Incorporated by reference to Registration Statement on Form S-4 (Reg. No.: 333-81235) where it has been filed as an Exhibit.
††	Incorporated by reference to identically numbered exhibit to Form 10K for the annual period ended December 31, 2000 (Reg. No.: 333-81235) filed on April 2, 2001.
†††	Incorporated by reference to identically numbered exhibit to Form 10K for the annual period ended December 31, 2002 (Reg. No.: 333-81235) filed on March 31, 2003.
‡	Incorporated by reference to identically numbered exhibit to Form 10K for the annual period ended December 31, 2003 (Reg. No.: 333-81235) filed on March 30, 2004.
*	Filed herein.

(b) Reports on Form 8-K

On March 18, 2004, we filed a report on Form 8-K which reported under Item 5 that the state of Illinois has awarded Royster-Clark, Inc a grant of $500,000 for an economic and development study to convert Royster-Clark’s natural gas fed ammonia plant in East Dubuque, Illinois to coal feedstock using Advanced Clean Coal Technology in cooperation with Rentech, Inc. and furnished a copy of the press release to the Commission.

On April 2, 2004 we filed a report on Form 8-K which reported under Item 9 and item 12, the issuance of a press release which reported fourth fiscal quarter and fiscal year ended December 31, 2003 operating and financial results for Royster-Clark, Inc. and furnished a copy of the earnings release to the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYSTER-CLARK, INC.

/s/ JOEL F. DUNBAR

Joel F. Dunbar
Vice President, Assistant Secretary and Controller
(on behalf of the Registrant and as Chief Accounting Officer)

DATE: May 14, 2004