Form 10-Q
period 2004-06-30
ROYSTER-CLARK INC
filed 2004-08-12
CIK 1088893

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 12, 2004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2004

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDS DURING THE PRECEDING FIVE YEAR: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐ Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the last practical date: Not Applicable

ROYSTER-CLARK, INC.

FORM 10-Q

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

PART 1.    FINANCIAL INFORMATION

ITEM 1.     Financial Statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2004 AND DECEMBER 31, 2003

(Dollars in thousands)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash	$690	886
Trade accounts receivable, net of allowance for doubtful accounts of $7,725 and $5,938 at June 30, 2004 and December 31, 2003, respectively	196,772	85,304
Other receivables	28,731	19,983
Inventories	156,596	259,957
Prepaid expenses and other current assets	1,689	2,876

Total current assets	384,478	369,006
Property, plant and equipment, net	157,480	165,685
Goodwill	16,540	16,540
Deferred financing costs, net	9,014	9,904
Other assets, net	4,293	4,783

	$571,805	565,918

Liabilities and Stockholder’s Equity
Current liabilities:
Customer deposits	$24,357	65,004
Accounts payable	80,437	69,461
Accrued expenses and other current liabilities	26,272	25,234

Total current liabilities	131,066	159,699
Senior Secured Credit Facility	144,926	142,979
10 1/4% First Mortgage Notes due 2009	200,000	200,000
Other long-term liabilities	8,210	8,548

Total liabilities	484,202	511,226

Stockholder’s equity:
Common stock, no par value. Authorized 350,000 shares; 1 share issued and outstanding	—	—
Additional paid-in capital	88,599	88,599
Accumulated deficit	(247)	(33,158)
Accumulated other comprehensive loss	(749)	(749)

Total stockholder’s equity	87,603	54,692

	$571,805	565,918

See accompanying notes to condensed consolidated financial statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Dollars in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Net sales	$569,730	502,951	774,707	653,259
Cost of sales	470,408	407,546	647,000	534,959

Gross profit	99,322	95,405	127,707	118,300
Selling, general and administrative expenses	42,859	41,824	81,125	81,266
Loss on disposal of property, plant and equipment, net	263	220	103	546

Operating income	56,200	53,361	46,479	36,488
Interest expense	(6,832)	(7,370)	(13,540)	(14,413)

Income before income taxes	49,368	45,991	32,939	22,075
Income tax expense	—	25,329	—	16,131

Net income	$49,368	20,662	32,939	5,944

See accompanying notes to condensed consolidated financial statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Dollars in thousands)

	Six Months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$32,939	5,944

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,566	2,008
Depreciation and amortization	12,646	13,684
Loss on disposal of property, plant and equipment	103	546
Write-off of deferred financing costs	—	227
Amortization of imputed interest	—	487
Deferred income tax expense	—	16,579
Changes in operating assets and liabilities increasing (decreasing) cash:
Trade accounts receivable	(113,034)	(91,146)
Other receivables	(8,748)	5,533
Inventories	103,361	75,822
Prepaid expenses and other current assets	1,187	763
Other assets	(16)	(147)
Accounts payable	10,976	(53)
Accrued expenses and other current liabilities	1,190	(2,684)
Other long-term liabilities	(253)	(381)

Total adjustments	8,978	21,238

Net cash provided by operating activities	41,917	27,182

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	1,903	1,118
Purchases of property, plant and equipment	(4,807)	(8,074)

Net cash used in investing activities	(2,904)	(6,956)

Cash flows from financing activities:
Proceeds from senior secured credit facility	230,762	233,337
Payments on senior secured credit facility	(228,815)	(200,356)
Principal payments on long-term debt	(237)	(9)
Payments on vendor financing note	—	(22,227)
Dividend paid to Royster-Clark Group, Inc.	(28)	(142)
Net decrease in customer deposits	(40,647)	(30,870)
Payment of deferred financing costs	(244)	(513)

Net cash used in financing activities	(39,209)	(20,780)

Net decrease in cash	(196)	(554)
Cash at beginning of period	886	982

Cash at end of period	$690	428

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,459	13,813

Cash paid during the period for income taxes	$99	1,152

See accompanying notes to condensed consolidated financial statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

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

The information presented as of June 30, 2004 and for the three and six month periods ended June 30, 2004 and 2003 is unaudited, and reflects all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s financial position as of June 30, 2004 and the results of its operations and its cash flows for the three and six month periods ended June 30, 2004 and 2003. The December 31, 2003 balance sheet information was derived from the audited consolidated financial statements for the year ended December 31, 2003.

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

(2)    Restricted Cash

At June 30, 2004, the Company had $350 in restricted cash, representing unspent proceeds from a grant of $500 from the State of Illinois, whose sole use of this cash is for an economic and development study on the feasibility of converting the Company’s East Dubuque nitrogen-manufacturing plant from natural gas to coal feedstock.

(3)    Inventories

Inventories at June 30, 2004 and December 31, 2003 consist of the following:

	June 30, 2004	December 31, 2003
Crop protection products	$64,944	79,792
Fertilizers	11,201	34,431
Raw materials	53,176	92,056
Seeds	12,234	33,745
Sundries and other	15,041	19,933

	$156,596	259,957

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2004

(Dollars in thousands)

(4)    Goodwill and Other Assets

There were no changes in the carrying amount of goodwill for the three and six months ended June 30, 2004.

The gross carrying value and accumulated amortization of major classes of intangible assets as of June 30, 2004 and December 31, 2003 are as follows:

	June 30, 2004
	Gross carrying amount	Accumulated amortization	Net
Amortizing intangible assets:
Technology and patent license	$4,102	1,364	2,738
Noncompete agreements	1,718	1,547	171
Other	315	118	197

Total	$6,135	3,029	3,106

	December 31, 2003
	Gross carrying amount	Accumulated amortization	Net
Amortizing intangible assets:
Technology and patent license	$4,102	1,111	2,991
Noncompete agreements	1,703	1,317	386
Other	315	96	219

Total	$6,120	2,524	3,596

Amortization expense of intangible assets amounted to $243 and $294 for the three months ended June 30, 2004 and 2003, respectively, and $505 and $589 for the six months ended June 30, 2004 and 2003, respectively. During the three months ended March 31, 2004, amortizing intangible assets of $15 were added for noncompete agreements.

These intangible assets are included in “other assets” in the accompanying condensed consolidated balance sheets. Estimated annual amortization expense for the twelve months ending December 31, 2004 and the next four years and thereafter follows: $856 in 2004, $625 in 2005, $541 in 2006, $537 in 2007, $537 in 2008, and $515 thereafter.

(5)    Environmental Matters

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

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2004

(Dollars in thousands)

In connection with the 1999 acquisitions of AgriBusiness and Royster-Clark, the Company obtained indemnities for certain claims related to environmental matters that existed or arose prior to the acquisitions. The indemnities related to AgriBusiness are subject to a $4,500 deductible, may not exceed 10% of the purchase price, or a total of $30,000, and are subject to certain time limitations. Indemnities related to claims arising out of environmental representations and warranties and claims associated with, arising from or relating to conditions existing prior to April 1999 associated with the real estate owned by AgriBusiness and transferred to the Company at closing expired in April 2004. Indemnities covering other environmental claims associated with, arising from or relating to conditions existing prior to April 1999 on real estate (other than real estate subject to the April 2004 indemnity expiration) formerly owned, leased, or operated by the AgriBusiness or offsite disposition of contaminants survive indefinitely. The environmental indemnities related to Royster-Clark, Inc. (predecessor company) subject to a deductible of $2,000, an overall cap of $5,000 on all indemnities expired in April 2004. In addition, Royster-Clark, Inc. (predecessor company) had obtained indemnities from Lebanon Chemical Corporation (LCC) for certain claims related to environmental matters that existed at sites acquired from LCC in December 1998. The Company has a claim pending under the indemnities from LCC. Other than that claim, the indemnity has expired. The Company also obtained indemnities from the former stockholder of Alliance for environmental conditions identified as of the date of acquisition. The indemnification remains in effect until notice is received requiring no further actions or after a two-year period of testing with no reportable results in deterioration of water quality.

The Company has recorded environmental liabilities at June 30, 2004 and December 31, 2003 for the estimated cost of cleanup efforts of identified contamination or site characterization, which total $2,951 and $3,105, respectively, and are included in other long-term liabilities in the accompanying condensed consolidated balance sheets. Actual cash expenditures during the three months ended June 30, 2004 and 2003 were $86 and $81, respectively and $154 and $136 for the six month ended June 30, 2004 and 2003, respectively. These liabilities do not take into account any claims for recoveries from insurance or third parties and are not discounted. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainty in evaluating environmental exposures.

(6)    Senior Secured Credit Facility

On December 22, 2003, the Company completed the refinancing of its Senior Secured Credit Facility with an amended and restated Senior Secured Credit Facility (“credit facility”) from a consortium of lenders. In connection with the establishment of the credit facility, the Company incurred $3,605 of deferred financing costs as of December 31, 2003. As of December 31, 2003, there were unamortized deferred financing costs of $419 associated with the Senior Secured Credit Facility in effect prior to the Replacement Credit Facility. During the first six months, additional deferred financing costs of $144 were incurred. Total deferred financing costs of $4,168 are being amortized on a straight-line basis over the three-year life of the credit facility.

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

JUNE 30, 2004

(Dollars in thousands)

of certain subsidiaries. The First Mortgage Notes are guaranteed on a full, unconditional and joint and several basis, by each of the following subsidiaries of Royster-Clark:

Royster-Clark Realty LLC	Royster-Clark AgriBusiness, Inc.	Royster-Clark Nitrogen, Inc
Royster-Clark Resources LLC	Royster-Clark AgriBusiness Realty LLC

There are currently no restrictions on the ability of Royster-Clark to obtain funds from its guarantor subsidiaries through dividends or loans.

The following tables present the condensed financial data of Royster-Clark and its guarantor subsidiaries as of June 30, 2004 and December 31, 2003 and for the three and six month periods ended June 30, 2004 and 2003.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2004

(Dollars in thousands)

Balance Sheet Data as of June 30, 2004:

	Royster-Clark, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash	$42	648	—	690
Trade accounts receivable, net	—	200,905	(4,133)	196,772
Other receivables	1,667	35,779	(8,715)	28,731
Inventories	—	156,647	(51)	156,596
Prepaid expenses and other current assets	124	1,565	—	1,689

Total current assets	1,833	395,544	(12,899)	384,478
Property, plant and equipment, net	8,728	148,752	—	157,480
Goodwill	12,012	4,528	—	16,540
Deferred financing costs, net	9,014	—	—	9,014
Other assets, net	15	4,278	—	4,293
Investment in subsidiaries	397,675	—	(397,675)	—

Total assets	$429,277	553,102	(410,574)	571,805

Current liabilities:
Customer deposits	$—	24,357	—	24,357
Accounts payable	—	93,285	(12,848)	80,437
Accrued expenses and other current liabilities	5,428	20,844	—	26,272

Total current liabilities	5,428	138,486	(12,848)	131,066
Senior Secured Credit Facility	144,926	—	—	144,926
10 1/4% First Mortgage Notes	200,000	—	—	200,000
Other long-term liabilities	434	7,776	—	8,210

Total liabilities	350,788	146,262	(12,848)	484,202

Stockholder’s equity:
Common stock	—	—	—	—
Additional paid-in capital	78,599	407,675	(397,675)	88,599
Accumulated deficit	(110)	(86)	(51)	(247)
Accumulated other comprehensive loss	—	(749)	—	(749)

Total stockholder’s equity	78,489	406,840	(397,726)	87,603

Total liabilities and stockholder’s equity	$429,277	553,102	(410,574)	571,805

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2004

(Dollars in thousands)

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

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2004

(Dollars in thousands)

Statement of Operations Data for the three and six months ended June 30, 2004 and 2003:

Three Months ended June 30, 2004	Royster-Clark, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$852	612,113	(43,235)	569,730
Cost of sales	103	509,169	(38,864)	470,408

Gross profit	749	102,944	(4,371)	99,322
Selling, general and administrative expenses	244	47,075	(4,460)	42,859
Loss on disposal of property, plant and equipment, net	35	228	—	263

Operating income	470	55,641	89	56,200
Interest expense	(469)	(6,363)	—	(6,832)

Income before income taxes	1	49,278	89	49,368
Income tax expense	—	—	—	—

Net income	$1	49,278	89	49,368

Three Months ended June 30, 2003
Net sales	$979	528,272	(26,300)	502,951
Cost of sales	104	429,021	(21,579)	407,546

Gross profit	875	99,251	(4,721)	95,405
Selling, general and administrative expenses	241	46,304	(4,721)	41,824
Loss on disposal of property, plant and equipment, net	122	98	—	220

Operating income	512	52,849	—	53,361
Interest expense	(510)	(6,860)	—	(7,370)

Income before income taxes	2	45,989	—	45,991
Income tax expense	1	25,328	—	25,329

Net income	$1	20,661	—	20,662

Six Months ended June 30, 2004
Net sales	$1,671	828,452	(55,416)	774,707
Cost of sales	205	693,953	(47,158)	647,000

Gross profit	1,466	134,499	(8,258)	127,707
Selling, general and administrative expenses	491	89,349	(8,715)	81,125
Loss on disposal of property, plant and equipment, net	45	58	—	103

Operating income	930	45,092	457	46,479
Interest expense	(927)	(12,613)	—	(13,540)

Income before income taxes	3	32,479	457	32,939
Income tax expense	—	—	—	—

Net income	$3	32,479	457	32,939

Six Months ended June 30, 2003
Net sales	$1,873	686,854	(35,468)	653,259
Cost of sales	208	560,890	(26,139)	534,959

Gross profit	1,665	125,964	(9,329)	118,300
Selling, general and administrative expenses	506	90,089	(9,329)	81,266
Loss on disposal of property, plant and equipment, net	161	385	—	546

Operating income	998	35,490	—	36,488
Interest expense	(994)	(13,419)	—	(14,413)

Income before income taxes	4	22,071	—	22,075
Income tax expense	2	16,129	—	16,131

Net income	$2	5,942	—	5,944

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2004

(Dollars in thousands)

Statement of Cash Flow Data for the six months ended June 30, 2004 and 2003:

Six Months ended June 30, 2004	Royster-Clark, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(1,683)	43,600	—	41,917

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	8	1,895	—	1,903
Purchases of property, plant and equipment	—	(4,807)	—	(4,807)

Net cash provided by (used in) investing activities	8	(2,912)	—	(2,904)

Cash flows from financing activities:
Proceeds from Senior Secured Credit Facility	230,762	—	—	230,762
Payments on Senior Secured Credit Facility	(228,815)	—	—	(228,815)
Principal payments on long-term debt	—	(237)	—	(237)
Dividend paid to Royster-Clark Group, Inc.	(28)	—	—	(28)
Net decrease in customer deposits	—	(40,647)	—	(40,647)
Payment of deferred financing costs	(244)	—	—	(244)

Net cash provided by (used in) financing activities	1,675	(40,884)	—	(39,209)

Net decrease in cash	—	(196)	—	(196)
Cash at beginning of period	42	844	—	886

Cash at end of period	$42	648	—	690

Six Months ended June 30, 2003
Net cash provided by (used in) operating activities	$(32,390)	59,572	—	27,182

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	64	1,054	—	1,118
Purchases of property, plant and equipment	—	(8,074)	—	(8,074)

Net cash provided by (used in) investing activities	64	(7,020)	—	(6,956)

Cash flows from financing activities:
Proceeds from Senior Secured Credit Facility	233,337	—	—	233,337
Payments on Senior Secured Credit Facility	(200,356)	—	—	(200,356)
Principal payments on long-term debt	—	(9)	—	(9)
Payments on vendor financing note	—	(22,227)	—	(22,227)
Dividend paid to Royster-Clark Group, Inc.	(142)	—	—	(142)
Net decrease in customer deposits	—	(30,870)	—	(30,870)
Payment of deferred financing costs	(513)	—	—	(513)

Net cash provided by (used in) financing activities	32,326	(53,106)	—	(20,780)

Net decrease in cash	—	(554)	—	(554)
Cash at beginning of period	42	940	—	982

Cash at end of period	$42	386	—	428

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

Weather conditions can significantly affect our results of operations, both for quarterly reporting and on an annual basis. Adverse weather conditions during the planting season may force farmers to either delay or abandon their planting, or change to another crop, which may lead to lower use of fertilizer, seed and crop protection products. Favorable weather conditions, especially early in the planting season, may not lead to increased plantings with a potential increased use of various crop production inputs. Favorable weather, however, will allow the farmer to plant to the full extent of their planting intentions. During the first six months, the Company’s market areas in the Southeast and Midwest regions have experienced favorable weather conditions for planting of most crops compared to the comparable period in 2003. This weather has allowed farmers to complete plantings for the spring planting season in many market areas of the Company without significant interruptions. Dry conditions in portions of the Company’s Southeast markets during the first quarter were reversed as affected areas received needed rain during the second quarter. However, some areas received moderate to heavy rain which flooded some fields and limited some fieldwork. Some areas in the Midwest received moderate amounts of rain in June which was followed by warm temperatures that spurred the growth of corn. We believe, based on these factors, that some opportunities for additional nitrogen product sales and associated application revenues have been lost which would have an impact on operating results.

The crop production inputs distribution business is highly seasonal with a high concentration of sales generated between March and July. Since 1999, sales occurring between March and July have varied from approximately 68% to 73% of annual sales based upon planting, growing and harvesting cycles of our customers. In 2003, approximately 69% of sales occurred between March and July. The Company is not aware of any factors that currently exist that would vary this sales concentration either more or less than historical percentages. Inventories are accumulated to be available for seasonal sales, requiring significant storage capacity. The accumulation of inventory is financed by suppliers, by customer prepayments and by the Company through its credit facility. Depending on weather and field conditions in the Company’s widely diverse geographic marketing areas, the period of heavy product shipments to customers can vary by several weeks, which may have a material impact on which quarter sales are recorded.

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

		Quarter end price				Year-to-date
$ per ton		1st	2nd	3rd	4th	Average	High	Low
Ammonia	2004	328	315	—	—	327	340	310
	2003	350	290	295	330	305	360	260
	2002	190	190	195	245	188	195	180

DAP	2004	232	222	—	—	229	235	222
	2003	215	200	200	222	201	220	175
	2002	178	180	184	175	176	178	170

Potash	2004	135	152	—	—	139	152	129
	2003	116	116	124	130	115	116	115
	2002	115	115	116	115	115	115	112

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

The major raw material in the manufacture of nitrogen-based products is natural gas. For the first six months of 2004, we purchased natural gas on the spot market and through the use of fixed priced purchase contracts for use in our nitrogen-manufacturing plant in East Dubuque, IL. The use of fixed-priced purchase contracts permits the Company to elect to lock in our gas costs for quantities of MMBTU’s that the Company elects to purchase on that basis. The table below illustrates some of the volatility of natural gas pricing quoted at the Henry Hub obtained from a listing published by Energy Intelligence Group, Inc. on its website, www.energyintel.com.

	Quarter end price				Year-to-date
$ per MMBTU	1st	2nd	3rd	4th	Average	High	Low
2004	5.64	6.05	—	—	5.85	7.06	5.08
2003	5.00	5.31	4.66	5.79	5.65	19.07	4.86
2002	3.26	3.17	4.09	4.75	3.19	3.75	1.97

The level of natural gas prices directly affects profitability of our nitrogen-based products.

Subsequent Event/Disposition

On August 9, 2004, the Company signed a non-binding letter of intent with Rentech Development Corporation, a wholly owned subsidiary of Rentech, Inc., and its affiliates (collectively referred to as “Rentech”), that could lead to the disposition of assets of the Company’s nitrogen-manufacturing facility in East Dubuque, Illinois. Negotiations continue between Rentech and the Company. The exact structure of the contemplated sale agreement can not be determined at this time. Under the terms of the letter of intent, Rentech will pay $63 million for the business which includes $13 million in net current assets, working capital and inventories. The acquisition is subject to final due diligence, legal documentation, and the securing of the necessary financing. The Company is party to a confidentiality agreement restricting further disclosures. The Company can not predict when or if a final agreement will be reached.

Results of Operations

Three months ended June 30, 2004 compared to three months ended June 30, 2003

The following table and discussion provides information regarding Royster-Clark’s statement of operations as a percentage of net sales.

	Three Months ended June 30,
	2004	2003
Net sales	100.0%	100.0
Cost of sales	82.6	81.0

Gross profit	17.4	19.0
Selling, general and administrative expenses	7.5	8.4

Operating income	9.9	10.6
Interest expense	(1.2)	(1.5)

Income before income taxes	8.7	9.1
Income tax expense	—	5.0

Net income	8.7%	4.1

Net sales.    Royster-Clark’s net sales were $569.7 million for the second quarter of 2004 compared to $503.0 million for the same period in 2003, an increase of $66.7 million, or 13.3%. The increase in net sales resulted from approximately $37.2 million in sales volume increases and $29.5 million in market related price increases and other revenue changes. Favorable weather conditions in most market areas allowed for increased sales volume for the quarter through most of the Company’s market area. Some market areas in Indiana, Michigan and Ohio experienced rainfall in June which we believe caused lower sales volume gains than what would have been expected without the rain. The sales volume increase in the second quarter of 2004 represents a 9.4% increase in tonnage of the major nutrient product categories that the Company markets compared to the comparable period in 2003. Sales volume increases were experienced across most product groups. Higher natural gas cost was the primary driver in the price appreciation. Sales price appreciation of fertilizer and nitrogen products accounted for approximately $28.4 million of the $29.5 million total price appreciation. Nitrogen products are used in both liquid and dry blended and granulated fertilizers. Sales prices also increased in granulated and blended fertilizers and various fertilizer materials.

Gross profit.    Gross profit was $99.3 million for the second quarter of 2004 compared to $95.4 million for the same period in 2003, an increase of $3.9 million, or 4.1%. Gross profit increased approximately $9.3 million resulting from sales volume increases described above. Gross profit was partially offset by $5.4 million in increased costs related to natural gas cost increases during the quarter that were not recovered through increases in sales prices. Gross margin was 17.4% for the second quarter of 2004 compared to 19.0% for the same period in 2003. The decrease in gross margin of 1.6% was predominantly due to cost increases discussed above that were not recovered.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $42.9 million for the second quarter of 2004 compared to $41.8 million for the same period in 2003, an increase of $1.1 million, or 2.6%. The increase in selling, general and administrative expenses resulted from the following major factors:

•	Volume related expenses including seasonal labor and benefits, overtime, repairs, supplies, doubtful account provision and other expenses supporting sales were approximately $4.1 million higher than the comparable period last year.

The increase in selling, general and administrative expenses was partially offset by the following major factors:

•	Expenses were approximately $1.7 million lower compared to 2003 due to cost savings measures.
•	Medical insurance costs were $0.8 million lower due primarily to fewer large claims during the second quarter of 2004 compared to the comparable quarter in 2003.
•	Depreciation expense was approximately $0.5 million lower due to fully depreciated assets offsetting the impact of depreciation on capital spending over the past year.

Quarterly selling, general and administrative expenses as a percent of net sales fluctuate widely within the fiscal year due to the seasonal nature of sales volumes with selling, general and administrative expenses exhibiting less seasonal fluctuations.

Operating income.    Operating income was $56.2 million for the second quarter of 2004 compared to $53.4 million for the same period in 2003, an increase in the operating income of $2.8 million, or 5.2%. Operating income as a percentage of net sales was 9.9% for the second quarter in 2004 compared to 10.6% for the same period in 2003 due to sales price and cost increases and selling, general and administrative expense changes described above.

Interest expense.    Interest expense was $6.8 million for the second quarter in 2004 compared to $7.4 million for the same period in 2003, a decrease of $0.6 million, or 8.1%. Decreased interest rates lowered interest expense by $0.3 million. Lower note payable balances and lower average borrowings on the credit facility in 2004 compared to 2003 lowered interest expense by $0.3 million. Average borrowings on the credit facility were $119.7 million during the second quarter of 2004 compared to $120.4 million for the comparable period in 2003.

Income tax expense.    The Company recognized no income tax expense for the second quarter of 2004 compared to an income tax expense of $25.3 million for the same period in 2003. The effective tax rate for the second quarter of 2003 was 55.1%. The Company has not recorded income tax expense or benefit subsequent to the second quarter of 2003 when the Company recorded a valuation allowance for the full amount of net deferred tax assets. The Company continues to maintain a valuation allowance for the full amount of net deferred tax assets in accordance with provisions of SFAS No. 109, “Accounting for Income Taxes” as of June 30, 2004. The Company will not record a net income tax expense or benefit until GAAP requirements for unrestricted recognition of deferred tax assets have been satisfied.

Net income.    Net income was $49.4 million for the second quarter of 2004 compared to $20.7 million for the same period in 2003, an increase of $28.7 million, resulting from the fluctuations noted above.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

The following table and discussion provides information regarding Royster-Clark’s statement of operations as a percentage of net sales.

	Six Months ended June 30,
	2004	2003
Net sales	100.0%	100.0
Cost of sales	83.5	81.9

Gross profit	16.5	18.1
Selling, general and administrative expenses	10.5	12.4
Loss on disposal of property, plant and equipment, net	—	0.1

Operating income	6.0	5.6
Interest expense	(1.7)	(2.2)

Income before income taxes	4.3	3.4
Income tax expense	—	2.5

Net income	4.3%	0.9

Net sales.    Royster-Clark’s net sales were $774.7 million for the first six months of 2004 compared to $653.3 million for the same period in 2003, an increase of $121.4 million, or 18.6%. The increase in net sales resulted from approximately $71.4 million in sales volume increases and $50.0 million in market related price increases and other revenue changes. Favorable weather conditions in most market areas allowed for increased sales volume for the first six months through most of the Company’s market area. Moderate weather during the first quarter proved important, allowing an early start on fieldwork. During the second quarter, some market areas in Indiana, Michigan and Ohio experienced rainfall in June which we believe caused lower sales volume gains than what would have been expected without the rain. The sales volume during the first six months of 2004 represents a 13.6% increase in tonnage of the major nutrient product categories that the Company markets compared to the comparable period in 2003. Sales volume increases were experienced across most product groups. Higher natural gas cost was the primary driver in the price appreciation. Sales price appreciation of fertilizer and nitrogen products accounted for approximately $43.0 million of the $50.0 million total price appreciation. Nitrogen products are used in both liquid and dry blended and granulated fertilizers. Sales prices also increased in granulated and blended fertilizers and various fertilizer materials.

Gross profit.    Gross profit was $127.7 million for the first six months of 2004 compared to $118.3 million for the same period in 2003, an increase of $9.4 million, or 7.9%. Gross profit increased approximately $15.4 million resulting from sales volume increases described above. Gross profit was partially offset by $6.0 million in increased costs related to natural gas cost increases during the first six months that were not recovered through increases in sales prices and to a lesser extent increased costs related to the purchase of seed and grain during the first quarter. Gross margin was 16.5% for the first six months of 2004 compared to 18.1% for the same period in 2003. The decrease in gross margin of 1.6% was predominantly due to cost increases discussed above that were not recovered.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $81.1 million for the first six months of 2004 compared to $81.3 million for the same period in 2003, a decrease of $0.2 million, or 0.2%. The decrease in selling, general and administrative expenses resulted from the following major factors:

•	Expenses were approximately $1.3 million lower compared to 2003 due to cost savings measures.
•	Medical insurance costs were $0.7 million lower due primarily to fewer large claims during the first six months of 2004 compared to the comparable period in 2003.
•	Liability insurance costs were $0.7 million lower compared to 2003. Liability insurance costs were lower due to better negotiated rates on the Company’s new policy year beginning July 1, 2003.
•	Depreciation expense was approximately $1.0 million lower due to fully depreciated assets offsetting the impact of depreciation on capital spending over the past year.
•	Amortization expense was approximately $0.3 million lower due primarily to deferred financing costs written off during the first quarter of 2003 associated with the Third Amendment to the Company’s credit facility. Other amortization reductions resulted from noncompete covenants becoming fully amortized and other changes in amortizations between the current and predecessor revolver agreement.

The decrease in selling, general and administrative expenses was partially offset by the following major factors:

•	Volume related expenses including seasonal labor and benefits, overtime, repairs, supplies, doubtful account provision and other expenses supporting sales were approximately $3.8 million higher than the comparable period last year.

Quarterly selling, general and administrative expenses as a percent of net sales fluctuate widely within the fiscal year due to the seasonal nature of sales volumes with selling, general and administrative expenses exhibiting less seasonal fluctuations.

Operating income.    Operating income was $46.5 million for the first six months of 2004 compared to $36.5 million for the same period in 2003, an increase in the operating income of $10.0 million, or 27.4%.

Operating income as a percentage of net sales was 6.0% for the first six months in 2004 compared to 5.6% for the same period in 2003 due to sales price and cost increases and selling, general and administrative expense changes described above.

Interest expense.    Interest expense was $13.5 million for the first six months in 2004 compared to $14.4 million for the same period in 2003, a decrease of $0.9 million, or 6.3%. Decreased interest rates lowered interest expense by $0.6 million. Lower note payable balances in 2004 lowered interest expense by $0.5 million. Higher average borrowings on the credit facility of $103.5 million during the first six months of 2004 compared to $98.7 million for the comparable period in 2003 increased interest expense by $0.2 million partially offset the decreases discussed above. Higher average daily borrowings on the credit facility were used to finance higher cost inventory resulting predominantly from higher natural gas prices and to replace last years use of vendor note payable financing.

Income tax expense.    The Company recognized no income tax expense for the first six months of 2004 compared to a income tax expense of $16.1 million for the same period in 2003. The effective tax rate for the first six months of 2003 was 73.1%. The Company has not recorded income tax expense or benefit subsequent to the second quarter of 2003 when the Company recorded a valuation allowance for the full amount of net deferred tax assets. The Company continues to maintain a valuation allowance for the full amount of net deferred tax assets in accordance with provisions of SFAS No. 109, “Accounting for Income Taxes” as of June 30, 2004. The Company will not record a net income tax expense or benefit until GAAP requirements for unrestricted recognition of deferred tax assets have been satisfied.

Net income.    Net income was $32.9 million for the first six months of 2004 compared to $5.9 million for the same period in 2003, an increase of $27.0 million, resulting from the fluctuations noted above.

Liquidity and Capital Resources

Our primary capital requirements are for working capital, debt service, capital expenditures and possible acquisitions. For day-to-day liquidity requirements, we operate with a $225 million senior secured credit facility (“credit facility”) with a consortium of lenders. At June 30, 2004, the borrowing base provisions under the credit facility supported a gross borrowing availability in excess of its $225 million available credit line, from which we had drawn $144.9 million. This facility includes up to $20.0 million for letters of credit of which there were letters of credit totaling $11.0 million outstanding as of June 30, 2004. This facility contains financial and operational covenants and other restrictions with which we must comply, including a requirement to maintain certain financial ratios and limitations on our ability to incur additional indebtedness. In connection with the establishment of the credit facility, the Company incurred $3,605 of deferred financing costs during 2003. As of December 31, 2003, there were unamortized deferred financing costs of $419 associated with the credit facility in effect prior to the current credit facility. During the six months ended June 30, 2004, additional deferred financing costs of $144 were incurred.

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

Net cash provided by operating activities for the six months ended June 30, 2004 was $41.9 million compared to $27.2 million for the comparable period in 2003, an increase in net cash provided of $14.7 million. The most significant component of higher cash flows provided by operating activities was increased net income of $27.0 million and the movement in operating assets and liabilities of $7.0 million. Adjustments of $19.2 million to reconcile net income to net cash provided by operating activities partially offset the higher cash flows provided by operating activities. The largest adjustment was $16.6 million in deferred tax adjustments in the first six months of 2003. Inventories, accounts payable and accrued liabilities were the largest components of operating assets and liabilities providing $42.4 million more cash with trade accounts receivable and other receivables partially offsetting cash provided with $36.2 million in cash used during the first six months of 2004 compared to the comparable period in 2003. Changes in prepaid expenses and other assets and liabilities made up the balance of the change in operating assets and liabilities.

Net cash used in investing activities for the six months ended June 30, 2004 totaled $2.9 million compared to $7.0 million for the comparable period in 2003, a decrease of $4.1 million. The decrease in net cash used in investing activities resulted from decreased capital expenditures of $3.3 million in 2004 and increased proceeds from the sale of property, plant and equipment of $0.8 million in 2004 compared to 2003.

Capital expenditures were $4.8 million for the six months ended June 30, 2004 compared with $8.1 million for the comparable period in 2003, a decrease of $3.3 million. These capital expenditures were primarily for facility improvements and machinery and equipment replacement projects. We estimate total capital expenditures, excluding potential acquisitions, for all of 2004 will be approximately $12.0 million.

Net cash used in financing activities for the six months ended June 30, 2004 totaled $39.2 million compared to $20.8 million in 2003, an increase of $18.4 million. Increased cash used in financing activities in 2004 compared to 2003 resulted primarily from net higher payments to the credit facility of $31.0 million, $9.8 million less cash from customer deposits and $0.2 million higher principal payments on long-term debt in 2004 compared to 2003. These increases in cash used were partially offset by $22.2 million less cash used for payments on vendor financing notes, $0.3 million lower payment of deferred financing costs and decreased payments of dividends paid to Royster-Clark Group, Inc. in 2004 when compared to the comparable period in 2003.

Net working capital, excluding current installments of long-term debt at June 30, 2004 totaled $253.4 million versus $209.5 million at December 31, 2003, an increase of $43.9 million. This increase resulted primarily from normal seasonal movement of operating assets and liabilities highlighted by increases in trade accounts receivable, other receivables, accounts payable, and accrued expenses and decreases in inventory, customer deposits and prepaid and other current assets. Working capital changes are summarized in the table below.

Working capital increases:
Trade accounts receivable	$111.5
Customer deposits	40.6
Other receivables	8.7

Total increases	160.8

Working capital decreases:
Inventories	103.4
Accounts payable	11.0
Accrued expenses & other working capital decreases	2.5

Total decreases	116.9

Net increases	$43.9

Recently Adopted Accounting Standards

Rebate income is recorded when the criteria of EITF Issue 02-16 are met. We expect higher income during the fourth quarter for rebate programs that do not meet the requirements of EITF Issue 02-16 resulting from lower income being recorded during the first three quarters.

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

Commodity Price Risk

The Company is exposed to market risk due to changes in natural gas prices. Natural gas is a raw material used in the production of various nitrogen-based products that the Company either manufactures at its East Dubuque plant or purchases from vendors. Market prices of nitrogen-based products are affected by changes in natural gas prices as well as supply and demand and other factors. In its normal course of business, the Company purchases nitrogen-based products during the winter and early spring to supply its needs during the high sales volume spring season. Nitrogen-based inventory remaining at the end of the spring season will be subject to market risk due to changes in natural gas prices and supply and demand. During the first six months of 2004, the Company purchased natural gas for use in its East Dubuque facility on the spot market, but has also used short-term, fixed supply, fixed price purchase contracts which locked in pricing for a portion of its natural gas requirements. Short-term, fixed supply, fixed price purchase contracts have not been used after the first quarter. Currently, the Company purchases natural gas for use in its East Dubuque facility on the spot market. Notwithstanding use of these purchase contracts, the Company is exposed to significant, although, in management’s opinion, not excessive market risk. Changes in levels of natural gas prices and market prices of nitrogen-based products can materially affect the Company’s financial position and results of operations. To date, the Company has experienced no difficulties in securing supplies of natural gas, however, natural gas is purchased at market prices and such purchases are subject to price volatility and there have been interruptions in gas deliveries for commercial users in the past.

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

At June 30, 2004, the Company’s exposure to market risk factors had not materially changed from December 31, 2003.

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

PART 2.    OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K

(a)(1)    Financial Statements:

The following condensed consolidated financial statements are included in Part 1, Item 1, of this Form 10-Q:

Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003

Condensed Consolidated Statements of Operations for the Three and Six months ended June 30, 2004 and 2003

Condensed Consolidated Statements of Cash Flows for the Three and Six months ended June 30, 2004 and 2003

(2)    Financial Statement Schedules: None.

(3)    Exhibits:

3.01	Restated Certificate of Incorporation of the Company. †
3.02	Certificate of Amendment of Restated Certificate of Incorporation of the Company. †
3.03	Amended and Restated Bylaws of the Company. †
4.01	Indenture dated as of April 22, 1999 by and among the Company, the Guarantors, and the United States Trust Company of New York, as Trustee. †
4.02	Form of 10 1/4% First Mortgage Note Due 2009 (Included in Exhibit 4.01)†
10.03	Supply Agreement dated as of April 22, 1999 among IMC Kalium Ltd., IMC-Agrico Company and the Company. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. †
10.04	Company Employee Savings and Investment Plan. †
10.05	Royster-Clark Group, Inc. 1999 Restricted Stock Purchase and Option Plan. †
10.06	Employment Agreement dated as of April 22, 1999 by and among Francis P. Jenkins, Jr., Royster-Clark Group, Inc. and Royster-Clark, Inc. †
10.16	Employment Agreement dated as of December 1, 1999 between Royster-Clark, Inc. and G. Kenneth Moshenek. ††
10.20	Employment Agreement dated as of December 1, 1999 between Royster-Clark, Inc. and Paul M. Murphy. †††
10.21	Amendment and Restatement of the April 22, 1999 Revolving Credit Agreement, dated as of December 22, 2003, among the Company, certain subsidiaries of the Company as the co-borrowers, various financial institutions as lenders, U.S. Bank National Association, as the administrative agent, a collateral agent and a lead arranger, The CIT Group/Business Credit, Inc., as a collateral agent and a lead arranger, and Bank of America, N.A. as a lead arranger. ‡

†	Incorporated by reference to Registration Statement on Form S-4 (Reg. No.: 333-81235) where it has been filed as an Exhibit.
††	Incorporated by reference to identically numbered exhibit to Form 10K for the annual period ended December 31, 2000 (Reg. No.: 333-81235) filed on April 2, 2001.
†††	Incorporated by reference to identically numbered exhibit to Form 10K for the annual period ended December 31, 2002 (Reg. No.: 333-81235) filed on June 30, 2003.
‡	Incorporated by reference to identically numbered exhibit to Form 10K for the annual period ended December 31, 2003 (Reg. No.: 333-81235) filed on March 30, 2004.

10.22	First Amendment to Amended and Restated Revolving Credit Agreement Among Royster-Clark, Inc., various financial institutions, U.S. Bank National Association, the CIT Group/Business Credit, Inc., and Supplement Amending the Borrower Pledge and Security Agreement and Subsidiary Pledge and Security Agreement dated March 26, 2004. ‡‡
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Royster-Clark, Inc. *
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Royster-Clark, Inc. *
32.01	Section 1350 Certifications. *

(b)    Reports on Form 8-K

On May 14, 2004 we filed a report on Form 8-K which reported under Item 7 and item 12, the issuance of a press release which reported first fiscal quarter ended March 31, 2004 operating and financial results for Royster-Clark, Inc. and furnished a copy of the earnings release to the Commission.

‡‡	Incorporated by reference to identically numbered exhibit to Form 10Q for the quarterly period ended March 31, 2004 (Reg. No.: 333-81235) filed on May 14, 2004.
*	Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  August 12, 2004

ROYSTER-CLARK, INC.

/s/ JOEL F. DUNBAR
Joel F. Dunbar Vice President, Assistant Secretary and Controller (on behalf of the Registrant and as Chief Accounting Officer)