Form 10-Q
period 2004-09-30
ROYSTER-CLARK INC
filed 2004-11-15
CIK 1088893

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 15, 2004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-81235

ROYSTER-CLARK, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	76-0329525
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1251 Avenue of the Americas - Suite 900 New York, New York	10020
(Address of principal executive offices)	(Zip code)

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

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

Unaudited

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash	$415	886
Trade accounts receivable, net of allowance for doubtful accounts of $4,345 and $5,938 at September 30, 2004 and December 31, 2003, respectively	118,998	85,304
Other receivables	28,437	19,983
Inventories	190,247	256,665
Prepaid expenses and other current assets	2,152	2,876

Total current assets	340,249	365,714
Property, plant and equipment, net	153,629	165,685
Goodwill	16,540	16,540
Deferred financing costs, net	8,446	9,904
Other assets, net	7,240	8,075

	$526,104	565,918

Liabilities and Stockholder’s Equity
Current liabilities:
Customer deposits	$40,368	65,004
Accounts payable	44,007	69,461
Accrued expenses and other current liabilities	27,167	25,234

Total current liabilities	111,542	159,699
Senior Secured Credit Facility	137,581	142,979
10 1/4% First Mortgage Notes due 2009	200,000	200,000
Other long-term liabilities	8,091	8,548

Total liabilities	457,214	511,226

Stockholder’s equity:
Common stock, no par value. Authorized 350,000 shares; 1 share issued and outstanding	—	—
Additional paid-in capital	88,599	88,599
Accumulated deficit	(18,960)	(33,158)
Accumulated other comprehensive loss	(749)	(749)

Total stockholder’s equity	68,890	54,692

	$526,104	565,918

See accompanying notes to condensed consolidated financial statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

Unaudited

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Net sales	$135,598	145,133	910,305	798,392
Cost of sales	113,059	117,261	760,059	652,220

Gross profit	22,539	27,872	150,246	146,172
Selling, general and administrative expenses	33,691	36,983	114,816	118,249
Loss on disposal of property, plant and equipment, net	358	148	461	694

Operating income (loss)	(11,510)	(9,259)	34,969	27,229
Interest expense	(6,854)	(7,332)	(20,394)	(21,745)

Income (loss) before income taxes	(18,364)	(16,591)	14,575	5,484
Income tax expense	300	—	300	16,131

Net income (loss)	$(18,664)	(16,591)	14,275	(10,647)

See accompanying notes to condensed consolidated financial statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Unaudited

	Nine Months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$14,275	(10,647)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	1,935	2,508
Depreciation and amortization	19,499	20,908
Loss on disposal of property, plant and equipment	461	694
Write-off of deferred financing costs	—	227
Amortization of imputed interest	—	487
Deferred income tax expense	—	16,579
Changes in operating assets and liabilities increasing (decreasing) cash:
Trade accounts receivable	(35,629)	(12,359)
Other receivables	(8,454)	(2,031)
Inventories	66,418	73,335
Prepaid expenses and other current assets	724	(572)
Other assets	(103)	(1,339)
Accounts payable	(25,454)	(36,963)
Accrued expenses and other current liabilities	2,084	506
Other long-term liabilities	(368)	(442)

Total adjustments	21,113	61,538

Net cash provided by operating activities	35,388	50,891

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	2,179	1,832
Purchases of property, plant and equipment	(7,443)	(9,639)

Net cash used in investing activities	(5,264)	(7,807)

Cash flows from financing activities:
Proceeds from senior secured credit facility	290,535	279,741
Payments on senior secured credit facility	(295,933)	(270,392)
Principal payments on long-term debt	(240)	(20)
Payments on vendor financing note	—	(22,227)
Dividend paid to Royster-Clark Group, Inc.	(77)	(142)
Net decrease in customer deposits	(24,636)	(30,051)
Payment of deferred financing costs	(244)	(513)

Net cash used in financing activities	(30,595)	(43,604)

Net decrease in cash	(471)	(520)
Cash at beginning of period	886	982

Cash at end of period	$415	462

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15,148	16,252

Cash paid during the period for income taxes	$280	1,195

See accompanying notes to condensed consolidated financial statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

The information presented as of September 30, 2004 and for the three and nine month periods ended September 30, 2004 and 2003 is unaudited, and reflects all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s financial position as of September 30, 2004 and the results of its operations for the three and nine month periods ended September 30, 2004 and 2003, and its cash flows for the nine month periods ended September 30, 2004 and 2003. The December 31, 2003 balance sheet information was derived from the audited consolidated financial statements for the year ended December 31, 2003. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

The condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2003, which are included as part of the Company’s Annual Report on Form 10-K.

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

(2) Restricted Cash

At September 30, 2004, the Company had $75 in restricted cash, representing unspent proceeds from a grant of $500 from the State of Illinois, whose sole use of this cash is for an economic and development study on the feasibility of converting the Company’s East Dubuque nitrogen-manufacturing plant from natural gas to coal feedstock. Restricted cash is included in “cash” in the accompanying condensed consolidated balance sheets.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

September 30, 2004

(Dollars in thousands)

(3) Inventories

Inventories at September 30, 2004 and December 31, 2003 consist of the following:

	September 30, 2004	December 31, 2003
Crop protection products	$47,759	79,792
Fertilizers	16,560	34,431
Raw materials	102,700	92,056
Seeds	11,275	33,745
Sundries and other	11,953	16,641

	$190,247	256,665

(4) Goodwill and Other Assets

There were no changes in the carrying amount of goodwill for the three and nine month periods ended September 30, 2004.

Other assets are primarily comprised of patent and technology licensing agreements, catalysts, precious metals, repair parts inventory, long-term prepaid expenses, long-term notes receivable, noncompete agreements and various security deposits. These assets are included in “other assets” in the accompanying condensed consolidated balance sheets. Precious metals, repair parts inventory and catalysts totaling $3,113 at September 30, 2004 and $3,292 at December 31, 2003 at the Company’s East Dubuque nitrogen manufacturing plant are classified as long-term. Precious metals and repair parts are expensed as used. Catalysts are amortized on a straight line basis over their expected lives which range from five to ten years. Catalysts amounted to $666 and $753 at September, 30, 2004 and December 31, 2004, respectively.

The gross carrying value and accumulated amortization of major classes of intangible assets as of September 30, 2004 and December 31, 2003 are as follows:

	September 30, 2004
	Gross carrying amount	Accumulated amortization	Net
Amortizing intangible assets:
Technology and patent license	$4,102	1,490	2,612
Noncompete agreements	1,718	1,593	125
Other	315	129	186

Total	$6,135	3,212	2,923

	December 31, 2003
	Gross carrying amount	Accumulated amortization	Net
Amortizing intangible assets:
Technology and patent license	$4,102	1,111	2,991
Noncompete agreements	1,703	1,317	386
Other	315	96	219

Total	$6,120	2,524	3,596

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

September 30, 2004

(Dollars in thousands)

Amortization expense of intangible assets and catalysts amounted to $304 and $381 for the three months ended September 30, 2004 and 2003, respectively, and $937 and $1,123 for the nine months ended September 30, 2004 and 2003, respectively. During the nine months ended September 30, 2004, amortizing intangible assets of $15 were added for noncompete agreements and $162 for catalysts.

Estimated annual amortization of catalysts and intangible assets for the next five years and thereafter follows: $1,301 in 2004, $954 in 2005, $557 in 2006, $553 in 2007, $553 in 2008, and $608 thereafter.

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

In connection with the 1999 acquisitions of AgriBusiness and Royster-Clark, the Company obtained indemnities for certain claims related to environmental matters that existed or arose prior to the acquisitions. The indemnities related to AgriBusiness are subject to a $4,500 deductible, may not exceed 10% of the purchase price, or a total of $30,000, and are subject to certain time limitations. Indemnities related to claims arising out of environmental representations and warranties and claims associated with, arising from or relating to conditions existing prior to April 1999 associated with the real estate owned by AgriBusiness and transferred to the Company at closing expired in April 2004. Indemnities covering other environmental claims associated with, arising from or relating to conditions existing prior to April 1999 on real estate (other than real estate subject to the April 2004 indemnity expiration) formerly owned, leased, or operated by the AgriBusiness or offsite disposition of contaminants survive indefinitely. The environmental indemnities related to Royster-Clark, Inc. (predecessor company) subject to a deductible of $2,000, an overall cap of $5,000 on all indemnities expired in April 2004. In addition, Royster-Clark, Inc. (predecessor company) had obtained indemnities from Lebanon Chemical Corporation (LCC) for certain claims related to environmental matters that existed at sites acquired from LCC in December 1998. The Company has a claim pending under the indemnities from LCC. Other than that claim, the indemnity has expired. The Company also obtained indemnities from the former stockholder of Alliance Agronomics, Inc. for environmental conditions identified as of the date of acquisition. The indemnification remains in effect until notice is received requiring no further actions or after a two-year period of testing with no reportable results in deterioration of water quality.

The Company has recorded environmental liabilities at September 30, 2004 and December 31, 2003 for the estimated cost of cleanup efforts of identified contamination or site characterization, which total $2,859 and $3,105, respectively, and are included in other long-term liabilities in the accompanying condensed consolidated balance sheets. Actual cash expenditures during the three month periods ended September 30, 2004 and 2003 were $92 and $5, respectively and $246 and $141 for the nine month periods ended September 30, 2004 and 2003, respectively. These liabilities do not take into account any claims for recoveries from insurance or third parties and are not discounted. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainty in evaluating environmental exposures.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

September 30, 2004

(Dollars in thousands)

(6) Senior Secured Credit Facility

On December 22, 2003, the Company completed the refinancing of its Senior Secured Credit Facility with an amended and restated Senior Secured Credit Facility (“credit facility”) from a consortium of lenders. In connection with the establishment of the credit facility, the Company incurred $3,605 of deferred financing costs as of December 31, 2003. As of December 31, 2003, there were unamortized deferred financing costs of $419 associated with the Senior Secured Credit Facility in effect prior to the Replacement Credit Facility. During the first nine months, additional deferred financing costs of $244 were incurred. Total deferred financing costs of $4,168 are being amortized on a straight-line basis over the three-year life of the credit facility.

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

Royster-Clark Realty LLC	Royster-Clark AgriBusiness, Inc.	Royster-Clark Nitrogen, Inc.
Royster-Clark Resources LLC	Royster-Clark AgriBusiness Realty LLC

There are currently no restrictions on the ability of Royster-Clark to obtain funds from its guarantor subsidiaries through dividends or loans.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

September 30, 2004

(Dollars in thousands)

The following tables present the condensed financial data of Royster-Clark and its guarantor subsidiaries as of September 30, 2004 and December 31, 2003 and (or) for the three and nine month periods ended September 30, 2004 and 2003.

Balance Sheet Data as of September 30, 2004:

	Royster-Clark, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash	$42	373	—	415
Trade accounts receivable, net	—	123,241	(4,243)	118,998
Other receivables	2,417	39,017	(12,997)	28,437
Inventories	—	190,268	(21)	190,247
Prepaid expenses and other current assets	6	2,146	—	2,152

Total current assets	2,465	355,045	(17,261)	340,249
Property, plant and equipment, net	8,376	145,253	—	153,629
Goodwill	12,012	4,528	—	16,540
Deferred financing costs, net	8,446	—	—	8,446
Other assets, net	15	7,225	—	7,240
Investment in subsidiaries	395,707	—	(395,707)	—

Total assets	$427,021	512,051	(412,968)	526,104

Current liabilities:
Customer deposits	$—	40,368	—	40,368
Accounts payable	—	61,247	(17,240)	44,007
Accrued expenses and other current liabilities	10,595	16,572	—	27,167

Total current liabilities	10,595	118,187	(17,240)	111,542
Senior Secured Credit Facility	137,581	—	—	137,581
10 1/4% First Mortgage Notes	200,000	—	—	200,000
Other long-term liabilities	404	7,687	—	8,091

Total liabilities	348,580	125,874	(17,240)	457,214

Stockholder’s equity:
Common stock	—	—	—	—
Additional paid-in capital	78,599	405,707	(395,707)	88,599
Accumulated deficit	(157)	(18,782)	(21)	(18,960)
Accumulated other comprehensive loss	—	(749)	—	(749)

Total stockholder’s equity	78,442	386,176	(395,728)	68,890

Total liabilities and stockholder’s equity	$427,022	512,050	(412,968)	526,104

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

September 30, 2004

(Dollars in thousands)

Balance Sheet Data as of December 31, 2003:

	Royster-Clark, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash	$42	844	—	886
Trade accounts receivable, net	—	87,135	(1,831)	85,304
Other receivables	3,671	35,775	(19,463)	19,983
Inventories	—	257,173	(508)	256,665
Prepaid expenses and other current assets	161	2,715	—	2,876

Total current assets	3,874	383,642	(21,802)	365,714
Property, plant and equipment, net	9,474	156,211	—	165,685
Goodwill	12,012	4,528	—	16,540
Deferred financing costs, net	9,904	—	—	9,904
Other assets, net	15	8,060	—	8,075
Investment in subsidiaries	391,945	—	(391,945)	—

Total assets	$427,224	552,441	(413,747)	565,918

Current liabilities:
Customer deposits	$—	65,004	—	65,004
Accounts payable	—	90,755	(21,294)	69,461
Accrued expenses and other current liabilities	5,281	19,953	—	25,234

Total current liabilities	5,281	175,712	(21,294)	159,699
Senior Secured Credit Facility	142,979	—	—	142,979
10 1/4% First Mortgage Notes	200,000	—	—	200,000
Other long-term liabilities	450	8,098	—	8,548

Total liabilities	348,710	183,810	(21,294)	511,226

Stockholder’s equity:
Common stock	—	—	—	—
Additional paid-in capital	78,599	401,945	(391,945)	88,599
Accumulated deficit	(85)	(32,565)	(508)	(33,158)
Accumulated other comprehensive loss	—	(749)	—	(749)

Total stockholder’s equity	78,514	368,631	(392,453)	54,692

Total liabilities and stockholder’s equity	$427,224	552,441	(413,747)	565,918

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

September 30, 2004

(Dollars in thousands)

Statement of Operations Data for the three and nine months ended September 30, 2004 and 2003:

	Royster-Clark, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Three Months ended September 30, 2004
Net sales	$750	159,144	(24,296)	135,598
Cost of sales	103	133,000	(20,044)	113,059

Gross profit	647	26,144	(4,252)	22,539
Selling, general and administrative expenses	244	37,729	(4,282)	33,691
Loss on disposal of property, plant and equipment, net	2	356	—	358

Operating income (loss)	401	(11,941)	30	(11,510)
Interest expense	(399)	(6,455)	—	(6,854)

Income (loss) before income taxes	2	(18,396)	30	(18,364)
Income tax expense	—	300	—	300

Net income (loss)	$2	(18,696)	30	(18,664)

Three Months ended September 30, 2003
Net sales	$875	162,912	(18,654)	145,133
Cost of sales	104	131,176	(14,019)	117,261

Gross profit	771	31,736	(4,635)	27,872
Selling, general and administrative expenses	240	41,378	(4,635)	36,983
Loss on disposal of property, plant and equipment, net	21	127	—	148

Operating income (loss)	510	(9,769)	—	(9,259)
Interest expense	(509)	(6,823)	—	(7,332)

Income (loss) before income taxes	1	(16,592)	—	(16,591)
Income tax expense	—	—	—	—

Net income (loss)	$1	(16,592)	—	(16,591)

Nine Months ended September 30, 2004
Net sales	$2,421	987,596	(79,712)	910,305
Cost of sales	308	826,953	(67,202)	760,059

Gross profit	2,113	160,643	(12,510)	150,246
Selling, general and administrative expenses	735	127,078	(12,997)	114,816
Loss on disposal of property, plant and equipment, net	47	414	—	461

Operating income	1,331	33,151	487	34,969
Interest expense	(1,326)	(19,068)	—	(20,394)

Income before income taxes	5	14,083	487	14,575
Income tax expense	—	300	—	300

Net income	$5	13,783	487	14,275

Nine Months ended September 30, 2003
Net sales	$2,748	849,766	(54,122)	798,392
Cost of sales	312	692,066	(40,158)	652,220

Gross profit	2,436	157,700	(13,964)	146,172
Selling, general and administrative expenses	746	131,467	(13,964)	118,249
Loss on disposal of property, plant and equipment, net	182	512	—	694

Operating income	1,508	25,721	—	27,229
Interest expense	(1,503)	(20,242)	—	(21,745)

Income before income taxes	5	5,479	—	5,484
Income tax expense	2	16,129	—	16,131

Net income (loss)	$3	(10,650)	—	(10,647)

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

September 30, 2004

(Dollars in thousands)

Statement of Cash Flow Data for the nine months ended September 30, 2004 and 2003:

	Royster-Clark, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Nine Months ended September 30, 2004
Net cash provided by operating activities	$5,704	29,684	—	35,388

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	15	2,164	—	2,179
Purchases of property, plant and equipment	—	(7,443)	—	(7,443)

Net cash provided by (used in) investing activities	15	(5,279)	—	(5,264)

Cash flows from financing activities:
Proceeds from Senior Secured Credit Facility	290,535	—	—	290,535
Payments on Senior Secured Credit Facility	(295,933)	—	—	(295,933)
Principal payments on long-term debt	—	(240)	—	(240)
Dividend paid to Royster-Clark Group, Inc.	(77)	—	—	(77)
Net decrease in customer deposits	—	(24,636)	—	(24,636)
Payment of deferred financing costs	(244)	—	—	(244)

Net cash used in financing activities	(5,719)	(24,876)	—	(30,595)

Net decrease in cash	—	(471)	—	(471)
Cash at beginning of period	42	844	—	886

Cash at end of period	$42	373	—	415

Nine Months ended September 30, 2003
Net cash provided by (used in) operating activities	$(8,764)	59,655	—	50,891

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	70	1,762	—	1,832
Purchases of property, plant and equipment	—	(9,639)	—	(9,639)

Net cash provided by (used in) investing activities	70	(7,877)	—	(7,807)

Cash flows from financing activities:
Proceeds from Senior Secured Credit Facility	279,741	—	—	279,741
Payments on Senior Secured Credit Facility	(270,392)	—	—	(270,392)
Principal payments on long-term debt	—	(20)	—	(20)
Payments on vendor financing note	—	(22,227)	—	(22,227)
Dividend paid to Royster-Clark Group, Inc.	(142)	—	—	(142)
Net decrease in customer deposits	—	(30,051)	—	(30,051)
Payment of deferred financing costs	(513)	—	—	(513)

Net cash provided by (used in) financing activities	8,694	(52,298)	—	(43,604)

Net decrease in cash	—	(520)	—	(520)
Cash at beginning of period	42	940	—	982

Cash at end of period	$42	420	—	462

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS.

THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS. SEE “FORWARD-LOOKING STATEMENTS” ABOVE. YOU SHOULD NOT PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS AS SUCH STATEMENTS SPEAK ONLY AS OF THE DATE ON WHICH THEY ARE MADE, AND WE MIGHT NOT UPDATE THEM TO REFLECT CHANGES THAT OCCUR AFTER THE DATE THEY ARE MADE.

General

Royster-Clark, Inc. together with its subsidiaries (the “Company” or “Royster-Clark”) is a retail and wholesale distributor of mixed fertilizer, fertilizer materials, seed, crop protection products and agronomic services to farmers, primarily in the Southeast and Midwest regions of the United States. The Company’s operations include retail farm centers (“Farmarkets”), granulation, blending and seed processing plants, and a network of storage and distribution terminals and warehouses. In addition, the Company operates two nitrogen-manufacturing plants that supply its wholesale and industrial customers with nitrogen products. Our business is affected by a number of factors, including weather conditions and the availability and prevailing prices for fertilizer, natural gas used in the production of various fertilizers and other crop production inputs.

Weather conditions can significantly affect our results of operations, both for quarterly reporting and on an annual basis. Adverse weather conditions during the planting season may force farmers to either delay or abandon their planting, or change to another crop, which may lead to lower use of fertilizer, seed and crop protection products. Favorable weather conditions, especially early in the planting season, may not lead to increased plantings with a potential increased use of various crop production inputs. Favorable weather, however, will allow the farmer to plant to the full extent of their planting intentions. During the first six months, the Company’s market areas in the Southeast and Midwest regions have experienced favorable weather conditions for planting most crops compared to the comparable period in 2003. This weather has allowed farmers to complete plantings for the spring planting season in many market areas of the Company without significant interruptions. Dry conditions in portions of the Company’s Southeast markets during the first quarter were reversed as affected areas received needed rain during the second quarter. Rain during the later stage of the second quarter and then rain produced by three major hurricanes which made landfall along the Gulf shore and eastern shore of Florida during the third quarter affected both crops in the field and field work. The individual storm tracks affected areas from southern Alabama and central Florida moving north up along the Appalachian Mountains and East Coast up through the northern Atlantic states, but also affected portions of the middle Ohio Valley. The hurricanes, and as they downgraded to tropical storms, produced storm surge, high winds, and heavy rains producing widespread flooding in many of the affected areas described above. Some areas in the Midwest received moderate amounts of rain in June which was followed by warm temperatures that spurred the growth of corn. We believe, based on these factors, that some opportunities for additional nitrogen product sales and associated application revenues have been lost which would have an impact on operating results. Harvest of crops has progressed in many areas of the Midwest. The status of harvests of major crops in states where the Company has significant operations is provided below. Data was taken from the US Department of Agriculture publication, Weekly Weather and Crop Bulletin dated October 13, 2004 which sets forth the results of reported information as of October 3, 2004.

Corn % harvested				Soybean % harvested				Cotton % harvested
State	2004	2003	5 Yr Avg	State	2004	2003	5 Yr Avg	State	2004	2003	5 Yr Avg
IL	44	28	37	IL	50	31	33	AL	18	9	21
IN	29	12	24	IN	55	16	29	GA	12	13	15
KY	69	61	73	KY	22	11	21	MS	44	41	43
MI	5	4	8	MI	16	9	16	NC	11	1	5
NC	83	89	72	NC	3	1	3	SC	13	4	13
OH	11	5	12	OH	37	13	27	TN	16	11	31
TN	91	85	89	TN	27	12	17	VA	13	1	7
18 state average	23	24	28	18 state average	23	24	28	14 state average	20	19	25

18 States harvested 94% of last year’s corn acreage				18 States harvested 96% of last year’s soybean acreage				14 States harvested 98% of last year’s cotton acreage

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

		Quarter end price				Year-to-date
$ per ton		1st	2nd	3rd	4th	Average	High	Low
Ammonia	2004	328	315	330	—	326	340	310
	2003	350	290	295	330	305	360	260
	2002	190	190	195	245	188	195	180

DAP	2004	232	222	235	—	230	235	222
	2003	215	200	200	222	201	220	175
	2002	178	180	184	175	176	178	170

Potash	2004	135	152	173	—	147	173	129
	2003	116	116	124	130	115	116	115
	2002	115	115	116	115	115	115	112

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

The major raw material in the manufacture of nitrogen-based products is natural gas. For the first nine months of 2004, we purchased natural gas on the spot market and through the use of short-term, fixed supply, fixed price purchase contracts for use in our nitrogen-production plant in East Dubuque, IL. The use of fixed-priced strips permits the Company to elect to lock in our gas costs for quantities of MMBTU’s that the Company elects to purchase on that basis. The table below illustrates some of the volatility of natural gas pricing quoted at the Henry Hub obtained from a listing published by Energy Intelligence Group, Inc. on its website, www.energyintel.com.

	Quarter end price				Year-to-date
$ per MMBTU	1st	2nd	3rd	4th	Average	High	Low
2004	5.64	6.05	6.43	—	5.51	7.06	4.33
2003	5.00	5.31	4.66	5.79	5.65	19.07	4.86
2002	3.26	3.17	4.09	4.75	3.19	3.75	1.97

The level of natural gas prices directly affects profitability of our nitrogen-based products.

Subsequent Event/Disposition

On August 6, 2004, the Company signed a non-binding letter of intent with Rentech Development Corporation, a wholly owned subsidiary of Rentech, Inc., and its affiliates (collectively referred to as “Rentech”), that could lead to the disposition of assets of the Company’s nitrogen-manufacturing facility in East Dubuque, Illinois. Negotiations continue between Rentech and the Company as to the exact structure and language of the contemplated sale agreement. Under the terms of the letter of intent, Rentech will pay $63 million for the business which includes estimates of $13 million in net current assets. The disposition is subject to final due diligence, legal documentation and the securing of the necessary financing by Rentech. The Company is party to a confidentiality agreement restricting further disclosures. The Company cannot predict when or if a final agreement will be reached.

Results of Operations

Three months ended September 30, 2004 compared to three months ended September 30, 2003

The following table and discussion provides information regarding Royster-Clark’s statement of operations for the three months ended September 30, 2004 and 2003 as a percentage of net sales.

	2004	2003
Net sales	100.0%	100.0
Cost of sales	83.4	80.8

Gross profit	16.6	19.2
Selling, general and administrative expenses	24.8	25.5
Loss on disposal of property, plant and equipment	0.3	0.1

Operating loss	(8.5)	(6.4)
Interest expense	(5.1)	(5.0)

Loss before income taxes	(13.6)	(11.4)
Income tax expense	0.2	—

Net loss	(13.8)%	(11.4)

Net sales. Royster-Clark’s net sales were $135.6 million for the second quarter of 2004 compared to $145.1 million for the same period in 2003, a decrease of $9.5 million, or 6.5%. The decrease in net sales resulted from approximately $17.9 million in sales volume decreases that were partially offset by $8.4 million in market related price increases and other revenue changes. Favorable weather conditions in most market areas during the second quarter permitted earlier planting and application activities compared to the same activities in 2003. This created a shift in the timing of sales to the second quarter in 2004, compared to the third quarter in 2003. Sales volume also decreased during the third quarter of 2004 compared to the third quarter in 2003 in the Company’s Eastern market areas due to the extensive rain and flooding resulting from the three hurricane systems that made land fall on the Florida and Gulf Coast shore. The sales volume decreases of $17.9 million were experienced across several product groups with crop protection, nitrogen products and associated service and application revenues accounting for most of the decrease. The sales were partially offset by sales volume increases in a few product categories where normal field work progressed, aided by the early harvest activities that were not impeded by rain from hurricane storm systems. Higher natural gas cost, market demand due to increased export of phosphates and short supplies of potash were the drivers in the sales price appreciation. Sales price appreciation of fertilizer and nitrogen products accounted for approximately $7.0 million of the $8.4 million total price appreciation. Nitrogen products are used in both liquid and dry blended and granulated fertilizers. Sales prices also increased in granulated and blended fertilizers and various fertilizer materials. Crop protection products experienced lower sales due to sales price pressure from generic products in the market place. Seed products experienced lower sales due to less favorable mix of products sold during the quarter.

Gross profit. Gross profit was $22.5 million for the third quarter of 2004 compared to $27.9 million for the same period in 2003, a decrease of $5.4 million, or 19.4%. Gross profit decreased approximately $4.9 million resulting from sales volume decreases described above and by $0.5 million in net cost increases during the quarter that were not recovered through increases in sales prices. Gross margin was 16.6% for the third quarter of 2004 compared to 19.2% for the same period in 2003. The decrease in gross margin of 2.6% was predominantly due to unrecovered cost increases discussed above.

Selling, general and administrative expenses. Selling, general and administrative expenses were $33.7 million for the third quarter of 2004 compared to $37.0 million for the same period in 2003, a decrease of $3.3 million, or 8.9%. The decrease in selling, general and administrative expenses resulted from the following major factors:

•	Reduced incentive compensation accruals of $2.7 million driven by increased operating losses during the quarter.

•	Amortization and depreciation expense was approximately $0.7 million lower due to fully amortized and depreciated assets offsetting the impact of depreciation from new capital spending.

These decreases in selling, general and administrative expenses were partially offset by other smaller factors netting to $0.1 million in increased expense.

Quarterly selling, general and administrative expenses as a percent of net sales fluctuate widely within the fiscal year due to the seasonal nature of sales volumes with selling, general and administrative expenses exhibiting less seasonal fluctuations.

Operating loss. Operating loss was $11.5 million for the third quarter of 2004 compared to $9.3 million for the same period in 2003, an increase in the operating loss of $2.2 million, or 23.7%. Operating loss as a percentage of net sales was 8.5% for the third quarter in 2004 compared to 6.4% for the same period in 2003 due to sales price, cost and selling, general and administrative expense changes described above.

Interest expense. Interest expense was $6.9 million for the third quarter in 2004 compared to $7.3 million for the same period in 2003, a decrease of $0.4 million, or 5.5%. Decreased interest rates lowered interest expense by $0.3 million. Lower note payable balances and average borrowings on the senior secured credit facility (“credit facility”) in 2004 compared to 2003 lowered interest expense by $0.1 million. Average borrowings on the credit facility were $118.4 million during the third quarter of 2004 compared to $121.7 million for the comparable period in 2003.

Income tax expense. The Company recognized state income tax expense of $0.3 million resulting from state income taxes for the third quarter of 2004 compared to no income tax expense for the same period in 2003. The effective tax rate for the third quarter of 2004 was 1.6%. The Company has not recorded income tax expense or benefit for other than these state income taxes subsequent to the second quarter of 2003 when the Company recorded a valuation allowance for the full amount of net deferred tax assets. The Company continues to maintain a valuation allowance for the full amount of net deferred tax assets in accordance with provisions of SFAS No. 109, “Accounting for Income Taxes” as of September 30, 2004. The Company will record no other net income tax expense or benefit until GAAP requirements for unrestricted recognition of deferred tax assets have been satisfied.

Net loss. Net loss was $18.7 million for the third quarter of 2004 compared to $16.6 million for the same period in 2003, an increase of $2.1 million, resulting from the fluctuations noted above.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

The following table and discussion provides information regarding Royster-Clark’s statement of operations for the nine months ended September 30, 2004 and 2003 as a percentage of net sales.

	2004	2003
Net sales	100.0%	100.0
Cost of sales	83.5	81.7

Gross profit	16.5	18.3
Selling, general and administrative expenses	12.6	14.8
Loss on disposal of property, plant and equipment, net	0.1	0.1

Operating income	3.8	3.4
Interest expense	(2.2)	(2.7)

Income before income taxes	1.6	0.7
Income tax expense	—	2.0

Net income	1.6%	(1.3)

Net sales. Royster-Clark’s net sales were $910.3 million for the first nine months of 2004 compared to $798.4 million for the same period in 2003, an increase of $111.9 million, or 14.0%. The increase in net sales resulted from approximately $52.2 million in sales volume increases and $59.7 million in market related price increases and other revenue changes. Favorable weather conditions during the Spring planting season in most market areas permitted planting to the full extent of farmer’s intentions that allowed increased sales volume through most of the Company’s market areas. However, extensive rain and flooding resulting from three hurricane systems that made land fall on the Florida and Gulf Coast shores during the third quarter in the Company’s Eastern market areas resulted in sales decreases for the quarter which partially offset sales increases discussed above. Sales volume increases for the nine months ended September 30, 2004 were experienced across most product groups except crop protection products which were affected by some market areas shifting to lower cost generic products. The drivers in the price appreciation were higher natural gas cost experienced over the first nine months along with market demand pressure due to increased scheduled exports of phosphates and short supplies of potash during the third quarter. Sales price appreciation of fertilizer and nitrogen products accounted for approximately $51.8 million of the $59.7 million total price appreciation. Nitrogen products are used in both liquid and dry blended and granulated fertilizers. Sales prices also increased in various fertilizer materials. Crop protection products experienced lower sales due to sales price pressure from generic products in the market place.

Gross profit. Gross profit was $150.2 million for the first nine months of 2004 compared to $146.2 million for the same period in 2003, an increase of $4.0 million, or 2.7%. This gross profit increase was the net of $8.6 million to be expected from the sales volume increases described above offset by the impact of gross margin reduction from 18.3% last year to 16.5% this year. A key driver in this margin reduction was a fertilizer market mentality where sales pricing decisions tend to be based on fixed dollar markups rather than ratio markups. The market was also affected by co-ops and other competitors selling below replacement costs as underlying product costs rose throughout the Spring season. In addition, accounting treatments required by EITF 02-16 have delayed the recognition of vendor rebates compared to last year.

Selling, general and administrative expenses. Selling, general and administrative expenses were $114.8 million for the first nine months of 2004 compared to $118.2 million for the same period in 2003, a decrease of $3.4 million, or 2.9%. The decrease in selling, general and administrative expenses resulted from the following major factors:

•	Expenses were approximately $1.1 million lower compared to 2003 due to cost savings measures.

•	Medical insurance costs were $0.7 million lower due primarily to fewer large claims during the first six months of 2004 compared to the comparable period in 2003.

•	Liability insurance costs were $0.7 million lower compared to 2003. Liability insurance costs were lower due to better negotiated rates on the Company’s new policy year beginning July 1, 2003.

•	Depreciation expense was approximately $1.5 million lower due to fully depreciated assets offsetting the impact of depreciation on capital spending over the past year.

•	Bad debt provision was $0.7 million lower compared to 2003 due to the quality of trade accounts receivable and to favorable collection experiences.

•	Amortization expense was approximately $0.5 million lower due primarily to deferred financing costs written off during the first quarter of 2003 associated with the Third Amendment to the Company’s credit facility. Other amortization reductions resulted from noncompete covenants becoming fully amortized and other changes in amortizations between the current and predecessor revolver agreement.

These decreases in selling, general and administrative expenses were partially offset by volume related expenses including seasonal labor and benefits, overtime, repairs, supplies and other expenses supporting sales which were approximately $1.8 million higher than the comparable period last year.

Quarterly selling, general and administrative expenses as a percent of net sales fluctuate widely within the fiscal year due to the seasonal nature of sales volumes with selling, general and administrative expenses exhibiting less seasonal fluctuations.

Operating income. Operating income was $35.0 million for the first nine months of 2004 compared to $27.2 million for the same period in 2003, an increase in the operating income of $7.8 million, or 28.7%. Operating income as a percentage of net sales was 3.8% for the first nine months in 2004 compared to 3.4% for the same period in 2003 due to sales price and cost changes as well as selling, general and administrative expense changes described above.

Interest expense. Interest expense was $20.4 million for the first nine months in 2004 compared to $21.7 million for the same period in 2003, a decrease of $1.3 million, or 6.0%. Decreased interest rates lowered interest expense by $0.7 million. Lower note payable balances and average borrowings on the credit facility in 2004 lowered interest expense by $0.6 million. Lower average borrowings on the credit facility of $108.5 million during the first nine months of 2004 compared to $112.0 million for the comparable period in 2003.

Income tax expense. The Company recognized state income tax expense of $0.3 million resulting from state income taxes during the third quarter of 2004 compared to an income tax expense of $16.1 million for the first nine months in 2003, a decrease of $15.8 million. The effective tax rate for the first nine months of 2004 was 2.1% compared to 294% for the comparable period in 2003. The Company has not recorded income tax expense or benefit for other than these state income taxes subsequent to the second quarter of 2003 when the Company recorded a valuation allowance for the full amount of net deferred tax assets. The Company continues to maintain a valuation allowance for the full amount of net deferred tax assets in accordance with provisions of SFAS No. 109, “Accounting for Income Taxes” as of September 30, 2004. The Company will record no other net income tax expense or benefit until GAAP requirements for unrestricted recognition of deferred tax assets have been satisfied.

Net income (loss). Net income was $14.3 million for the first nine months of 2004 compared to a net loss of ($10.6) million for the same period in 2003, an increase in net income of $24.9 million, resulting from the fluctuations noted above.

Liquidity and Capital Resources

Our primary capital requirements are for working capital, debt service, capital expenditures and possible acquisitions. For day-to-day liquidity requirements, we operate with a $225 million senior secured credit facility (“credit facility”) with a consortium of lenders. At September 30, 2004, the borrowing base provisions under the credit facility supported a gross borrowing availability of $170.6 million, from which we had drawn $137.6 million. This facility includes up to $20.0 million for letters of credit of which there were letters of credit totaling $11.0 million outstanding as of September 30, 2004. This facility contains financial and operational covenants and other restrictions with which we must comply, including a requirement to maintain certain financial ratios and limitations on our ability to incur additional indebtedness. In connection with the establishment of the credit facility, the Company incurred $3,605 of deferred financing costs during 2003. As of December 31, 2003, there were unamortized deferred financing costs of $419 associated with the credit facility in effect prior to the current credit facility. During the nine months ended September 30, 2004, additional deferred financing costs of $144 were incurred.

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

Net cash provided by operating activities for the nine months ended September 30, 2004 was $35.4 million compared to $50.9 million for the comparable period in 2003, a decrease in net cash provided of $15.5 million. The most significant component of lower cash flows provided by operating activities was the movement in operating assets and liabilities of $20.9 million. This was partially offset by higher net income of $24.9 million that was reduced by $19.5 million in adjustments to reconcile net income to net cash provided by operating activities. The largest adjustment was $16.6 million in deferred tax adjustments in the first six months of 2003. Trade accounts receivable, other receivables and inventories were the largest components of operating assets and liabilities which used $36.6 million more cash that was partially offset by accounts payable providing $11.5 million more cash during the first nine months of 2004 compared to the comparable period in 2003. Changes in prepaid expenses, accrued expenses and other assets and liabilities made up the balance of the change in operating assets and liabilities.

Net cash used in investing activities for the nine months ended September 30, 2004 totaled $5.3 million compared to $7.8 million for the comparable period in 2003, a decrease of $2.5 million. The decrease in net cash used in investing activities resulted from decreased capital expenditures of $2.2 million in 2004 and increased proceeds from the sale of property, plant and equipment of $0.3 million in 2004 compared to 2003.

Capital expenditures were $7.4 million for the nine months ended September 30, 2004 compared with $9.6 million for the comparable period in 2003, a decrease of $2.2 million. These capital expenditures were primarily for facility improvements and machinery and equipment replacement projects. We estimate total capital expenditures, excluding potential acquisitions, for all of 2004 will be approximately $9-10 million.

Net cash used in financing activities for the nine months ended September 30, 2004 totaled $30.6 million compared to $43.6 million in 2003, a decrease of $13.0 million. Decreased cash used in financing activities in 2004 compared to 2003 resulted primarily from $22.2 million less cash used for payments on vendor financing notes, $5.4 million more cash from customer deposits, and $0.3 million lower payment of deferred financing costs. These decreases in cash used were partially offset by net higher payments to the credit facility of $14.7 million and $0.2 million higher principal payments on long-term debt in 2004 when compared to the comparable period in 2003.

Net working capital at September 30, 2004 totaled $228.7 million versus $206.0 million at December 31, 2003, an increase of $22.7 million. This increase resulted primarily from normal seasonal movement of operating assets and liabilities highlighted by increases in trade accounts receivable and other receivables, decreases in accounts payable and customer deposits. Decreases in inventory and other current assets and increases in accrued expenses partially offset the working capital increases described above. Working capital changes are summarized in the table below.

Working capital increases:
Trade accounts receivable	$33.7
Customer deposits	24.6
Accounts payable	25.5
Other receivables	8.5

Total increases	92.3

Working capital decreases:
Inventories	66.4
Accrued expenses and other working capital decreases	3.2

Total decreases	69.6

Net increases	$22.7

Recently Adopted Accounting Standards

Rebate income is recorded when the criteria of EITF Issue 02-16 are met. We expect higher income during the fourth quarter for rebate programs that do not meet the requirements of EITF Issue 02-16 resulting from lower income being recorded during the first three quarters.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including commodity price risk and interest rate risk. The Company has entered into limited commodity hedging activities with respect to its grain and seed purchases. The Company intends to use hedging transactions to minimize exposures to fluctuations in grain prices that may occur during the production cycle of seed products. The majority of these contracts settle in cash. Historically, such settlements have not had a significant effect on liquidity, nor are they expected to be significant to the Company’s liquidity in the future. While we do not anticipate initiating any significant hedging activities, we believe our current credit facility provides the Company adequate flexibility with which to consider hedging activities in natural gas, interest rates or expanded use in seed and grain. We continue to evaluate the possibilities for hedging to manage the volatility associated with various aspects of our business.

Commodity Price Risk

The Company is exposed to market risk due to changes in natural gas prices. Natural gas is a raw material used in the production of various nitrogen-based products that the Company either manufactures at its East Dubuque plant or purchases from vendors. Market prices of nitrogen-based products are affected by changes in natural gas prices as well as supply and demand and other factors. In the normal course of business, the Company purchases nitrogen-based products during the winter and early spring to supply its needs during the high sales volume spring season. Nitrogen-based inventory remaining at the end of the spring season will be subject to market risk due to changes in natural gas prices and supply and demand. During the first nine months of 2004, the Company purchased natural gas for use in its East Dubuque facility on the spot market, but has also used short-term, fixed supply, fixed price purchase contracts which locked in pricing for a portion of its natural gas requirements. Currently, the Company is using a combination of short-term, fixed supply, fixed price purchase contracts along with purchases of natural gas on the spot market to fulfill its production requirements. These short-term, fixed supply, fixed price purchase contracts will lock in pricing for a portion of its natural gas requirements through the winter months that have demonstrated the highest degree of price volatility. Notwithstanding use of these purchase contracts, the Company is exposed to significant, although not excessive market risk due to the volatility of the spot natural gas markets. Changes in levels of natural gas prices and market prices of nitrogen-based products can materially affect the Company’s financial position and results of operations. The Company has experienced no difficulties in securing supplies of natural gas, however, natural gas is purchased at market prices and such purchases are subject to price volatility.

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

At September 30, 2004, the Company’s exposure to market risk factors had not materially changed from December 31, 2003.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective at the reasonable assurance level as of September 30, 2004.

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

(a)(1) Financial Statements:

The following condensed consolidated financial statements are included in Part 1, Item 1, of this Form 10-Q:

Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003

Condensed Consolidated Statements of Operations for the Three and Nine months ended September 30, 2004 and 2003

Condensed Consolidated Statements of Cash Flows for the Nine months ended September 30, 2004 and 2003

(2) Financial Statement Schedules: None.

(3) Exhibits:

3.01	Restated Certificate of Incorporation of the Company. †
3.02	Certificate of Amendment of Restated Certificate of Incorporation of the Company. †
3.03	Amended and Restated Bylaws of the Company. †
4.01	Indenture dated as of April 22, 1999 by and among the Company, the Guarantors, and the United States Trust Company of New York, as Trustee. †
4.02	Form of 10 1/4% First Mortgage Note Due 2009 (Included in Exhibit 4.01)†
10.03	Supply Agreement dated as of April 22, 1999 among IMC Kalium Ltd., IMC-Agrico Company and the Company. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. †
10.04	Company Employee Savings and Investment Plan. †
10.05	Royster-Clark Group, Inc. 1999 Restricted Stock Purchase and Option Plan. †
10.06	Employment Agreement dated as of April 22, 1999 by and among Francis P. Jenkins, Jr., Royster-Clark Group, Inc. and Royster-Clark, Inc. †
10.16	Employment Agreement dated as of December 1, 1999 between Royster-Clark, Inc. and G. Kenneth Moshenek. ††
10.20	Employment Agreement dated as of December 1, 1999 between Royster-Clark, Inc. and Paul M. Murphy. †††
10.21	Amendment and Restatement of the April 22, 1999 Revolving Credit Agreement, dated as of December 22, 2003, among the Company, certain subsidiaries of the Company as the co-borrowers, various financial institutions as lenders, U.S. Bank National Association, as the administrative agent, a collateral agent and a lead arranger, The CIT Group/Business Credit, Inc., as a collateral agent and a lead arranger, and Bank of America, N.A. as a lead arranger. ‡
10.22	First Amendment to Amended and Restated Revolving Credit Agreement Among Royster-Clark, Inc., various financial institutions, U.S. Bank National Association, the CIT Group/Business Credit, Inc., and Supplement Amending the Borrower Pledge and Security Agreement and Subsidiary Pledge and Security Agreement dated March 26, 2004. ‡‡
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Royster-Clark, Inc. *
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Royster-Clark, Inc. *
32.01	Section 1350 Certifications. *

†	Incorporated by reference to Registration Statement on Form S-4 (Reg. No.: 333-81235) where it has been filed as an Exhibit.

††	Incorporated by reference to identically numbered exhibit to Form 10K for the annual period ended December 31, 2000 (Reg. No.: 333-81235) filed on April 2, 2001.

†††	Incorporated by reference to identically numbered exhibit to Form 10K for the annual period ended December 31, 2002 (Reg. No.: 333-81235) filed on September 30, 2003.

‡	Incorporated by reference to identically numbered exhibit to Form 10K for the annual period ended December 31, 2003 (Reg. No.: 333-81235) filed on March 30, 2004.

‡‡	Incorporated by reference to identically numbered exhibit to Form 10Q for the quarterly period ended March 31, 2004 (Reg. No.: 333-81235) filed on May 14, 2004.

*	Filed herein.

(b) Reports on Form 8-K

On August 12, 2004 we filed a report on Form 8-K which reported under Item 7, Item 9 and item 12, the issuance of a press release which reported second fiscal quarter ended June 30, 2004 operating and financial results for Royster-Clark, Inc. and furnished a copy of the earnings release to the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYSTER-CLARK, INC.

DATE: November 11, 2004
/S/ JOEL F. DUNBAR
Joel F. Dunbar Vice President, Assistant Secretary and Controller (on behalf of the Registrant and as Chief Accounting Officer)