Form 10-K
period 2004-12-31
ROYSTER-CLARK INC
filed 2005-03-30
CIK 1088893

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 30, 2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15D OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Fiscal Year Ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Transition period from                      to

Commission File Number: 333-81235

ROYSTER-CLARK, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	76-0329525
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing (see definition of affiliate in Rule 12b-2 of the Exchange Act.):  Not applicable

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:   Not applicable

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

i

ROYSTER-CLARK, INC.

FORM 10-K

ii

FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Report, the words “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “hope,” “may” and similar expressions, as well as “will,” “shall” and other indications of future tense, are intended to identify forward-looking statements. Similarly, statements that describe the Company’s future plans, objectives, targets or goals are also forward-looking statements. The forward-looking statements are based on our current expectations and speak only as of the date made. These forward-looking statements involve known and unknown risks, uncertainties and other factors that in some cases have affected our historical results and could cause actual results in the future to differ significantly from the results anticipated in forward-looking statements made in this Report. Important factors that could cause a material difference include, but are not limited to, (i) changes in matters which affect the global supply and demand of fertilizer products, (ii) the volatility of the natural gas markets, (iii) a variety of conditions in the agricultural industry such as grain prices, planted acreage, projected grain stocks, U.S. government policies, weather and changes in agricultural production methods, (iv) possible unscheduled plant outages and other operating difficulties, (v) price competition and capacity expansions and reductions from both domestic and international producers, (vi) the relative unpredictability of national and local economic conditions within the markets we serve, (vii) environmental regulations, (viii) other important factors affecting the fertilizer industry, (ix) fluctuations in interest rates and (x) volatility in the bond markets, (xi)other factors referenced in the Company’s Reports and registration statements filed with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements.

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

iii

PART I

ITEM 1.    BUSINESS.

General

We believe that we are one of the largest retail distributors of crop production inputs, and providers of agronomic services, such as product application and technical consulting services, to farmers in the United States. We also distribute crop production inputs, principally fertilizer, on a wholesale level. We primarily focus on major farming regions in the Southeastern and Midwestern United States. Our distribution business supplies a full range of products and services to over 43,000 retail and wholesale customers through 364 facilities, including 254 retail farm centers (“Farmarkets®”) and a network of 74 storage and distribution terminals and warehouses. We operate a total of 29 fertilizer granulation, fertilizer blending and seed processing facilities that produce premium branded and blended products sold through our retail and wholesale distribution channels. In addition, we operate two nitrogen-manufacturing plants that supply our distribution business with nitrogen fertilizer products. We are a “one-stop supplier” for farmers, providing a complete line of products and services to help farmers become more profitable, efficient and environmentally sound. In 2004, we generated revenues in excess of $1,071.0 million and EBITDA of approximately $56.7 million. (See definition in Item 6, Selected Financial Data).

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

Agribusiness was initially formed in the mid-1980s as Vigoro Industries, Inc. through the leveraged buy-out of Kaiser Agricultural Chemicals, Inc. and Estech Branded Fertilizer, Inc., both retailers of crop production inputs. Agribusiness acquired the East Dubuque nitrogen facility in 1987. Vigoro merged with IMC Global in 1996 and then Agribusiness was formed, combining the Farmarket® retail and nitrogen businesses of Vigoro and the Rainbow business of IMC Global. Agribusiness expanded its retail and wholesale distribution system with the 1997 acquisition of Hutson’s Ag Service, Inc., a Kentucky-based crop production input distributor with approximately 25 retail stores.

Risk Factors

Risk factors to our business include, but are not limited to, the following:

•	Our business and our customers’ business are subject to seasonality which may affect our revenues, carrying costs and collection of receivables.

•	Weather conditions may materially impact the demand for our products and services.

•	Price volatility of materials we purchase for resale could affect our profitability.

•	Increases in the price of natural gas could affect the profitability of our sales of manufactured nitrogen products.

•	Downturns in the nitrogen industry or changes in end user market demands could reduce the revenues and profitability of our business.

•	Interest rates could change substantially, materially impacting our profitability.

•	Our industry is very competitive and the actions of our competitors could reduce the value of an investment in our company.

•	Our success depends on a limited number of key executives who we may not be able to adequately replace in the event they leave the company.

•	Our operations have risks and hazards that may result in monetary losses and liabilities not covered by insurance or which exceed our insurance coverage.

•	We have a long-term supply contract with The Mosaic Company (successor to IMC Global, Inc.) and their failure to perform under this contract could disrupt our operations.

•	Government regulations and agricultural policy may affect the demand of our products, and therefore our financial viability.

•	We may have claims and liabilities under environmental health and safety laws and regulations.

•	Our indebtedness could adversely affect our financial health and limit our ability to grow and compete.

•	We are a highly leveraged company and our inability to obtain trade credit from vendors could disrupt our operations.

•	We may not be able to generate the necessary amount of cash to service our existing debt, which may require us to refinance our debt or default on our scheduled debt payments.

•	Continued conflict and instability in the Middle East, and terrorism could affect both the supply and price of various fertilizer materials that we market due to uncertainties surrounding the situation.

•	Fiscal problems currently anticipated by the United States Government could affect programs that currently provide financial support to our customers.

Business Operations

Agricultural Infrastructure

We have an extensive crop production inputs infrastructure of 364 facilities, including Farmarkets®, fertilizer granulation, fertilizer blending and seed processing facilities, a network of storage and distribution terminals and warehouses, two nitrogen manufacturing plants and supporting offices that provide a reliable local supply of nitrogen fertilizer products to our distribution business and industrial nitrogen products to our non-agricultural customers. This infrastructure allows us to efficiently process, distribute and store product close to the end-user and to supply our customers on a timely basis during the planting seasons. In particular, our network of terminals and storage facilities which serves customers in Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, New York, Ohio, Pennsylvania, West Virginia and Wisconsin lowers freight costs and assists us in meeting the needs of our customers in a timely manner. In addition, we use port facilities on the Atlantic seaboard and the Mississippi River system to provide flexibility in raw material purchasing, including the ability to access overseas markets when they offer lower prices than domestic markets. Our widespread geographical presence in some of the United States’ most important farming regions provides diversity that helps to insulate our overall business from difficult farming conditions in any one particular area as a result of poor weather or adverse market conditions for specific crops. Our facilities cover the major farming markets in the Southeastern and Midwestern United States.

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

Approximately 89% of our revenues are derived from products that we purchase and re-sell while only about 11% are generated from nitrogen products that we manufacture. Accordingly, we are only partially exposed to fluctuations in the relationship between natural gas and nitrogen fertilizer prices.

We have central management controls and utilize our logistical expertise and enterprise information technology systems to manage our facilities network. We understand the importance of flexibility at the local level to adapt to local conditions. We aim to achieve the proper balance of central control and direction with local flexibility by utilizing team management and appropriate incentive programs.

Retail Distribution

We operate approximately 254 Farmarkets®, making us one of the largest retailers of crop production inputs to farmers in North America. Farmarkets® market their products and services primarily to end users, the farmers. Farmarkets® typically service farmers within a 15 to 25 mile radius of their locations. We operate centers predominantly in the Midwest to service corn and soybean farmers and in the Southeast to service farmers focused on higher management crops, including cotton, peanuts, tobacco and vegetables.

Through these retail locations, we sell a complete line of crop production inputs to farmers. Each Farmarket® tailors its product offering to the specific needs of farmers within its service area. While we provide a complete line of products and services, fertilizer represents the majority of the typical Farmarket’s business. We offer both blended fertilizer and our own premium branded granulated fertilizer products at most of our Farmarkets®. We also distribute a full range of crop protection products at our Farmarkets®. For the convenience of our customers, Farmarkets® carry inventories of herbicides, insecticides, fungicides and other products, which target problems affecting crops. We have also placed an emphasis on seed products and on new seed technology and provide a complete range of seed to farmers through our Farmarkets®. This capability allows our retail centers to be a “one-stop supplier” for farmers who need a complete package of crop enhancement and protection services, including technical advice, delivery services and field application. The Farmarket® receives crop protection products from our network of strategically located distribution centers as well as direct from suppliers, depending on the most economical pricing and logistics method. We receive distributor and dealer cash rebates based on the volume and type of crop protection products that we sell. Cash rebates are typically paid near the end of the calendar year but may also be advanced monthly, as sales are made.

We operate point-of-sale computer systems at each of our Farmarkets® that provide data daily for accounts receivable, inventory control, budgeting, forecasting, working capital management, material requirements planning and internal controls.

Wholesale Distribution

We distribute products on a wholesale level, primarily focusing on major farming regions in the Southeastern and Midwestern United States. Our primary wholesale business includes the purchase of nitrogen, phosphate and potassium, three essential nutrients for plant growth, for processing and/or resale to wholesale customers. Approximately 26% of these crop nutrients are blended or granulated and distributed as mixed fertilizer products.

In the Southeastern United States, we distribute our wholesale products through a network of over 900 independent dealers. We have supplied granulated fertilizer products to some customers for more than 50 years. These long-term customer relationships provide a competitive advantage today.

In the Midwestern United States, we distribute to established customer bases in both the agricultural and industrial markets. Our wholesale business services over 1,500 customers in the region. The wholesale business’ agricultural customer base is diverse and is composed of small family-owned distributors, larger regional dealers and several national chains. The industrial customer base is smaller and less seasonal.

Processing Operations

The Company operates a total of 29 fertilizer granulation, fertilizer blending and seed processing facilities. The company also owns two nitrogen-manufacturing facilities.

Fertilizer Granulation is a process whereby various dry fertilizer materials such as nitrogen, phosphate, potassium, secondary plant foods and micronutrient sources are mixed and placed in a rotary drum ammoniator. In the ammoniator, steam, water, anhydrous ammonia or nitrogen solution, sulphuric acid and phosphoric acid are added. The reactions that take place under these conditions are known as ammoniation. This product is then dried in a large rotary dryer and screened for uniformity in size and shape. The result is a mixed fertilizer of granules homogeneous in size, shape, density and containing a uniform proportion of each nutrient. Fertilizer granulation is a highly skilled process. We granulate fertilizer at six facilities under the supervision of our experienced facility managers. We believe that we have a cost-effective production process to manufacture granulated fertilizer products with excellent agronomic traits. Most of the granulated fertilizer that we produce is sold under the Super Rainbow®, Rainbow® and International® brand names. Our Rainbow® products, in particular, have developed a reputation for high quality during the 80 years they have been sold throughout the Southeastern and Midwestern U.S.

Fertilizer Blending is a process of physically mixing together two or more fertilizer materials to create a mixed fertilizer. Typically, particles of nitrogen, phosphate, potassium, limestone filler, and occasionally secondary plant foods and micronutrients are mixed together in a large revolving drum, much like a cement mixer. Alternatively, liquid fertilizer may be mixed in a suspension form. The Company produces dry or liquid fertilizers at 12 centralized facilities and at almost all our Farmarkets®.

Seed Processing is the process of converting raw bushels of grain into finished units of seed. Typically, the Company contracts with local growers to produce the seed. The grower is provided with foundation seed to plant its crop and the crop is grown, harvested and stored under strict guidelines in return for a premium paid by the Company. The final process consists of cleaning and grading the seed and then bagging the finished product. The entire process involves numerous quality control checks and tests.

Some of our seed product is processed for leading seed companies, and sold under their private labels. For example, we believe we were one of the first outside companies to grow, process, bag and distribute Roundup Ready® soybeans for the Monsanto Company. “Roundup Ready” is a term used to describe seeds that are biotechnologically engineered to allow plants to tolerate Roundup (Glyphosate), a widely used crop protection product. In addition, the Company produces and markets its own proprietary brands of seed, (mainly corn, soybean and wheat seed), including the Tribute brand, and under exclusive license, the Vigoro® brand seed.

Nitrogen Manufacturing is performed at the Company’s facilities at East Dubuque, Illinois and Cincinnati, Ohio (physically located in North Bend, Ohio). The East Dubuque facility is a fully integrated nitrogen manufacturing plant which produces nitrogen products for both the agricultural and industrial markets. This plant is designed to produce anhydrous ammonia, nitric acid, ammonium nitrate solution, liquid and granular urea, nitrogen solutions and carbon dioxide using natural gas as a feedstock. This plant can optimize the product mix according to swings in demand and pricing for its various products. In the year 2004, this plant produced approximately 1,043.3 thousand tons of these products compared to 825.7 thousand tons in 2003. Some were sold as produced and others consumed in the production of upgraded nitrogen products. Final products shipped from the plant during 2004 totaled approximately 498.3 thousand tons of ammonia and upgraded nitrogen products compared to 376.4 thousand tons in 2003.

Product availability at the East Dubuque plant also allows us the ability to use product-exchange agreements with other nitrogen producers in the Midwest. These agreements allow reductions in transportation costs by limiting the East Dubuque service area to customers within a 100-mile radius of the plant. We often source products from competitors’ facilities on a cost-efficient basis for Farmarkets® outside the East Dubuque service area. Such product exchange (“swap”) arrangements, coupled with the extensive fertilizer storage capacity in our overall system, have enabled us to optimize production on a year-round basis and minimize transportation costs and provide us with a competitive advantage over nitrogen products manufactured outside of the region.

We also operate a smaller nitrogen manufacturing facility near Cincinnati, OH. This plant purchases anhydrous ammonia and manufactures nitric acid and ammonium nitrate liquor for industrial use and nitrogen solutions for the agricultural market. In the year 2004, this plant produced approximately 151.6 thousand tons of these products compared to 180.2 thousand tons in 2003. Some were sold as produced and others consumed in the production of upgraded nitrogen products. Final products shipped from the plant during 2004 totaled approximately 146.1 thousand tons of ammonia and upgraded nitrogen products compared to 200.6 thousand tons in 2003. The industrial market represents approximately 20% of sales of Royster-Clark manufactured nitrogen products. These industrial sales provide a year-round revenue source.

Terminal and Warehouse Facilities

A key element supporting our wholesale and retail businesses are networks of terminal and warehouse facilities located throughout the markets in which the Company operates. These networks service wholesale customers in Iowa, Missouri, Wisconsin, Minnesota, Illinois, Indiana, Michigan, Ohio, Pennsylvania, New York, West Virginia and Kentucky. We distribute product through over 70 terminal and warehouses facilities which handle crop input products for efficient distribution through either the Farmarket® or the wholesale distribution system. We operate over 40 of these facilities and own most of the facilities. The balance of the terminal and warehouse facilities operates under generally short-term contracts with other facilities to provide the Company with storage capacity. These contracts are typically of a short-term nature and may be only for a six month or less period of time. These owned and leased facilities provides a network which allows the Company to acquire products during off-season periods when pricing is typically lower than in-season pricing. This storage capability helps assure product availability for the spring season product movement.

Seasonality

Our business is highly seasonal. Since 1999, sales occurring between March and July have varied from approximately 68% to 73% of annual sales. In 2004, approximately 71% of sales occurred between March and July. This seasonality results from the planting, growing and harvesting cycles. Inventories must be accumulated to be available for seasonal sales, requiring significant storage capacity. The accumulation of inventory is financed by the Company through its senior secured credit facility and by customer prepayments and by suppliers.

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

Products and Services

The following table shows our revenues by product line for the years ended December 31, 2004, 2003 and 2002.

	Year Ended December 31,
($000)	2004	2003	2002
Fertilizer	$721,122	605,522	533,705
Crop Protection Products	178,766	185,713	197,667
Seed	81,312	75,525	70,463
Other	89,819	93,103	96,254

	$1,071,019	959,863	898,089

Some of our key proprietary branded products are listed in the table below.

Product Category	Key Proprietary Branded Products
Fertilizer	Super Rainbow®, Rainbow®, International®
Crop Protection	Amaze Gold®, Penetron®, Pop®, Spark®, Infuse®
Seed	Vigoro®(1), Tribute
Other	GLOTELL(1)

(1)	Vigoro® and GLOTELL are used under exclusive license.

Products

Fertilizer.    We believe that we are one of the largest North American producers of agricultural granulated fertilizer. We operate six fertilizer granulation plants (of 14 such plants currently operating in the U.S., according to the International Fertilizer Development Center) that produce homogenized NPK (nitrogen, phosphate and potassium) products. In terms of number of plants, we believe that we have been a leading manufacturer and distributor of premium, branded agricultural granulated fertilizer with our primary market focus in the Southeastern U.S. farming regions.

We believe that we are among the most efficient, low-cost producers of granulated fertilizer in the U.S. market. We have a cost-effective production process that uses nitrogen, phosphate and potassium to manufacture granulated fertilizer products with excellent agronomic traits. These products are marketed under the Super Rainbow®, Rainbow® and International® brand names. Granulated fertilizer products are primarily used by farmers who produce specialty crops, such as citrus fruits, vegetables, tobacco, peanuts and cotton. We believe farmers growing these crops are willing to invest more in premium crop nutrients, such as granulated fertilizer.

We also offer a range of products with slightly different nutrient contents within each branded, blended product category. The ability to offer a range of fertilizer blends helps us accommodate the needs of farmers growing a variety of specialty crops under different soil conditions. We also produce custom products to meet the specific needs of large customers.

Our nitrogen-manufacturing facilities produce for the agricultural and industrial markets. Products for the agricultural market include anhydrous ammonia, granular urea and nitrogen solutions for agricultural markets which are primarily sold through our wholesale distribution network. Products for the industrial markets include nitric acid, ammonium nitrate solution and carbon dioxide and are sold by a small number of company personnel or agents and are included in the Other sales category.

Crop Protection Products.    We believe are one of the largest retail distributors of crop protection products in the U.S. We distribute a full range of crop protection products at our Farmarkets®, including our own proprietary

Amaze Gold® brand. For the convenience of our customers, Farmarkets® carry inventories of herbicides, insecticides, fungicides and other products which target problems affecting crops. This allows our Farmarkets® to be “one-stop suppliers” for the farmers who need a complete package of crop protection services, including technical advice, delivery services and field application.

Seed.    We believe we are one of the largest retail distributors of seed to farmers in the U.S. Typically, we contract with local growers to produce the seed. We carry on seed processing at three Company–owned facilities and eight outsourced facilities. We provide a complete range of seed to farmers. We produce and market our own proprietary brands of seed, including the Tribute brand, and under exclusive license, the Vigoro® brand. In addition, we process seed for leading seed companies to be sold under their private labels. We believe that seed enhanced through genetic engineering will be an important growth area for agriculture.

Other.    This category includes revenues from application services, agronomic services, industrial products, grain, feed, animal health supplies and a variety of supplies and consumables used in farming operations. In addition, Other includes the impact of discounts and allowances which, in the aggregate, amount to 1.0% of gross revenue in 2004 and 1.1% in 2003. Also included in Other is a new product, GLOTELL. We have an exclusive marketing and distribution rights to GLOTELL, a theft deterrent, marking agent and leak detector for anhydrous ammonia. GLOTELL can be used to deter the theft of anhydrous ammonia for use in the clandestine production of methamphetamine. We believe that GLOTELL is the only such product in North America. GLOTELL was recently named one of the top 10 new technologies in the December 2004 issue of Communicator published by the Canadian Association of Agri-Retailers.

Services

In addition to selling crop production inputs, Farmarket® personnel provide physical and non-physical agronomic services to farmers. Physical services include the custom blending and application of crop nutrients to meet the agronomic needs of individual farmers’ fields based on soil sampling. Non-physical services include more sophisticated and technologically advanced services on a fee basis, such as advanced soil analysis, field scouting, pest level monitoring, global positioning satellite (“GPS”) field mapping and satellite-linked variable rate spreading and application. Other non-physical services include agronomic advice and crop production planning and consulting services which allow us to maintain hands-on and personal relationships with the growers and use available knowledge and techniques to increase the growers’ opportunities for successful crops.

Competition

The market for the distribution of crop production inputs and agronomic services is competitive. We compete in the retail business by providing a comprehensive line of products and what we believe to be superior services at competitive prices. We believe that there are approximately 5,000 full-service farm retail centers in the United States serving growers. These retail farm centers are operated by agricultural co-operatives (which have the largest market share in a majority of the markets we serve), national for profit companies, and local and regional independent distributors.

Our major competitors are United AgriProducts, Growmark Inc., Southern States Cooperative, Helena Chemical Company and Agriliance LLC. Some of the reasons why our customers choose us over our competitors are that: (i) we are able to provide a comprehensive product and service solution package helping farmers to maximize crop yields, (ii) we have approximately 300 certified crop specialists on staff, and (iii) our staff has formed long-term relationships with our customers.

Raw Materials and Supplies

We purchase our crop production inputs primarily from the major North American producers. We also frequently import products from foreign suppliers in ship-load quantities. Final purchasing decisions are based on several factors including availability, price, quality and customer requirements. As a result of these factors, the quantity of imported materials purchased for later resale or consumption will vary.

The three key components of fertilizer that we purchase are nitrogen, phosphate and potassium, which are global commodities that can be purchased from multiple suppliers. Price volatility varies for nitrogen, phosphate and potassium. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In connection with the acquisition of three subsidiaries (referred to as “Agribusiness”) of IMC Global, Inc. (“IMC Global”) in 1999, we entered into a ten-year supply agreement with IMC Global to purchase phosphates and potassium (in the form of potash). On October 25, 2004, IMC Global merged with Cargill Crop Nutrition to form The Mosaic Company (“Mosaic”). The purchase prices and quantities of the products covered by this supply agreement are determined by market forces. The agreement automatically renews for additional 5-year periods unless it is cancelled by either party. The agreement also specifies remedies available to the parties in the event of non-compliance, which include compensatory damages in the event of a failure to purchase or supply the required quantities of covered products. Purchases under this contract were well in excess of minimum requirements and exceeded $100 million during 2004. Based on our existing contractual relationship and the significant volume of purchases that we make, we expect to maintain a positive relationship with Mosaic; however, should adverse changes occur we would expect to be able to procure the materials required from other suppliers. In addition to the merger of Cargill and IMC Global which concentrated ownership of phosphate production, we believe that new phosphate production in China adds another variable to the future supply of phosphate and its pricing on the world market.

Approximately 32% of the Company’s nitrogen solution, ammonia and urea products were sourced from the East Dubuque facility during 2004 compared to 24% in 2003 when production was reduced during the natural gas run-up in the early spring of 2003. Products produced at East Dubuque are sold primarily in wholesale channels rather than through our Farmarkets® whose nitrogen requirements are primarily met through purchases from a number of domestic and international suppliers.

The major raw material in the manufacture of nitrogen products is natural gas. We purchase natural gas monthly through a combination of spot market purchases and firm-supply, fixed-priced contracts. We are able to purchase natural gas at competitive prices due to our connection to the Northern Illinois Gas (Nicor) distribution system and its proximity to the Northern Natural Gas pipeline. Natural gas purchases were approximately 10.4 billion cubic feet in 2004 compared to approximately 9.1 billion and 10.4 billion cubic feet in 2003 and 2002, respectively.

While management believes that sufficient natural gas supplies exist for the Company to operate the East Dubuque facility for the foreseeable future, increases in the price of natural gas could affect the profitability of our sales of manufactured nitrogen products.

The Cincinnati, Ohio plant purchases anhydrous ammonia for use in the production of nitric acid and other upgraded nitrogen products. Anhydrous ammonia is purchased from a variety of suppliers on the open market. The anhydrous ammonia is delivered to the plant by barge and rail. The Company has had no problems in securing a supply of anhydrous ammonia for the plant and expects no problems for the foreseeable future.

Employees and Labor Relations

We employ approximately 1,800 non-unionized and salaried employees, approximately 220 unionized employees and approximately 800 temporary employees during seasonal periods. We believe we have good relations with our employees. Currently we have eight labor contracts in place covering the 200 unionized employees. Two of these contracts, covering fewer than 50 employees in total, are up for renewal in 2005. We have not experienced work stoppages in the past and expect to be able to renew these contracts without work stoppages in 2005.

Environmental Matters

Our facilities and operations must comply with a variety of federal, state and local environmental laws, regulations and ordinances, including those related to air emissions, water discharges and chemical and hazardous waste management. Laws relating to workplace safety and worker health and safety also govern our operations, primarily the rules of the Occupational Safety and Health Administration and the United States Department of Transportation. We believe that our operations are in compliance in all material respects with current requirements under environmental laws and employee safety laws.

Environmental laws may hold current owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances, materials or wastes, pollutants or contaminants, including petroleum and petroleum products. Because of our operations, the history of industrial or commercial uses at some of our facilities, the operations of predecessor owners or operators of some of the businesses, and the use, production and release of hazardous substances at these sites, the liability provisions of environmental laws may affect us. Many of our facilities have experienced some level of regulatory scrutiny in the past and may be subject to further regulatory inspections, future requests for investigation or liability for regulated materials management practices.

Since the end of 2002, we have sold nine locations for which we have been responding to the presence of hazardous substances, including nitrates, phosphorus and pesticides in soils and/or groundwater. We believe that we have performed sufficient remediation work and that language within the sales document allows us to anticipate no additional remediation work at the respective sites. While from a practical standpoint we would not anticipate further remediation work at these sites, we can not be assured that there will not be further liabilities arising out of conditions for which the Company may be held responsible.

We are still in the process of responding to the presence of hazardous substances, including nitrates, phosphorus and pesticides in soils and/or groundwater at a number of sites. In total, both voluntary and government ordered cleanups of releases of hazardous substances has occurred, is being performed, or is being planned at 40 sites. In addition, we have also removed or filled in place underground storage tanks from some of our facilities and, in some instances are responding to historic petroleum releases at these locations. Indemnity may be available for some locations for which response actions are planned or required. The cost of these on-going and potential response actions is not expected to have a material adverse effect on our business, financial condition or results of operations; however, there can be no assurance that discovery of new environmental conditions or more stringent application of cleanup standards will not have a material adverse effect. At 17 locations, where past releases of fertilizer or other hazardous substances have been documented and corrective actions taken; our environmental consultants or regulatory authorities have concluded that no further action is currently required. The Company would expect no further cleanup activity at these locations. However, the Company can not be assured that future notices from the applicable regulatory authority will not be received or that future cleanup activities may be required of the Company due to the discovery of new environmental conditions or more stringent application of cleanup standards.

The U.S. federal Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”) provides for responses to, and, in some instances, joint and several liability for releases of, hazardous substances into the environment. We have been identified as a potentially responsible party under CERCLA for five off-site locations to date. We have resolved these matters as de minimis parties and believe we have no further liability in respect of those sites.

In connection with the 1999 acquisitions of Agribusiness and Royster-Clark, the Company obtained indemnities for certain claims related to environmental matters that existed or arose prior to the acquisitions. The indemnities related to Agribusiness are subject to a $4,500 deductible, may not exceed 10% of the purchase price, or a total of $30,000 and certain time limitations. Indemnities related to claims arising out of environmental representations and warranties and claims associated with, arising from or relating to conditions existing prior to April 1999 associated with the real estate owned by Agribusiness and transferred to the Company at closing expired in April 2004. Indemnities covering other environmental claims associated with, arising from or relating to conditions existing prior to April 1999 on real estate (other than real estate subject to the April 2004 indemnity expiration) formerly owned, leased or operated by Agribusiness or offsite disposition of contaminants survive indefinitely. The environmental indemnities related to Royster-Clark, Inc. (predecessor company) are subject to a deductible of $2,000 and an overall cap of $5,000 on all indemnities which expired in April 2004. In addition, Royster-Clark, Inc. (predecessor company) had obtained indemnities from Lebanon Chemical Corporation (LCC) for certain claims related to environmental matters that existed at sites acquired from LCC in December 1998. The Company has a claim pending under the indemnities from LCC. Other than that claim, the indemnity has expired. The Company also obtained indemnities from the former stockholder of Alliance Agronomics. Inc. for environmental conditions identified as of the date of acquisition. The indemnification remains in effect until notice is received requiring no further actions are received or after a two-year period of testing with no reportable results in deterioration of water quality.

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

Available Information

Our Internet web site address is http://www.roysterclark.com. We make copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available free of charge through our web site, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (1934 Act). All of these materials can be accessed through selection of the “Our Promise” tab, then under “Financials” by depressing the button for “View SEC Filings”. These reports are also available at the SEC’s website http://www.sec.gov.

Information on our web site does not constitute part of this report.

Regulatory Approvals

As a seller and distributor of crop production inputs, we are subject to registration requirements under the U.S. Federal Insecticide, Fungicide, and Rodenticide Act and related state statutes, which require us to provide information to regulatory authorities regarding the benefits and risks of the products we sell and distribute, and to periodically update that information. Risk information supplied to governmental authorities by us or others could result in the cancellation of products or in limitations on their use. Non-compliance with these environmental, health and safety laws can result in significant fines or penalties. Based on our experience to date, these requirements are not expected to have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 2.    PROPERTIES.

We have an extensive infrastructure of approximately 366 facilities, consisting of retail farm centers (“Farmarkets®”), a total of 31 fertilizer granulation, fertilizer blending, nitrogen manufacturing and seed processing facilities and an integrated network of warehouses and terminals. Our facilities cover the major farming markets in the Southeastern and Midwestern United States.

Our principal production and storage facilities, listed below, are owned. In addition, we own approximately 210 Farmarkets® and various other production, storage and distribution facilities. We have three principal leased properties, which are used as office space and located in New York, Virginia, and Illinois. These leased properties range in lease length from six to fifteen years and contain renewal options. We also lease warehouses and terminals from third parties. These facilities enhance our ability to source products to Farmarket® and wholesale customers throughout the year, especially during the high-volume spring season. We believe that our facilities are adequate for our current operations and that our facility leases are all in good standing.

The following table provides information regarding our principal production and storage facilities.

		Tons Capacity (in 000’s)
		Production
Location	Type of Facility	Nitrogen Production	Granu- lation	Blending /Seed	Storage	Acres
East Dubuque, Illinois (1)	Nitrogen plant (ammonia, urea, ammonium nitrate and nitric acid plant)	1,173			127.0	208
Cincinnati, Ohio (North Bend) (1)	Nitrogen plant (nitric acid, ammonium nitrate and nitrogen solution plant)	120			51.3	92
Madison, Wisconsin (1)	Granulation plant		90		18.0	26
Norfolk, Virginia (1)	Granulation plant		80		25.0	24
Americus, Georgia (1)	Granulation plant		200		32.0	156
Florence, Alabama (1)	Granulation plant		150		13.0	15
Hartsville, South Carolina (1)	Granulation plant		150		22.6	29
Winston-Salem, North Carolina (1)	Granulation plant		150		17.6	11
Washington, North Carolina (1)	Seed production and processing facility			600	bulk 44 Bu/ bag 60 bg	6
Union City, Tennessee	Seed production and processing facility			780	bulk 578 Bu	35
Mulberry, Florida (1)	Blend plant			85	20.0	40
Washington Court House, Ohio (1)	Blend plant			124	37.0	29
Mt. Sterling, Ohio (1)	Blend plant (Liquid)			30	18.0	11
Tifton, Georgia (1)	Blend plant (Liquid)			20	8.2	6
Marseilles, Illinois (1)	Large storage terminal				64.5	71
Murray, Kentucky (1)	Large storage terminal				32.0	31
Wilmington, North Carolina (1)	Large storage terminal				37.0	30
Petersburg, Virginia	Large storage terminal				40.0	12
Columbus, Ohio (1)	Large storage terminal				15.0	10

(1)	The First Mortgage Notes are secured by mortgages of these properties.

All of the properties in the above table (with the exception of the Union City, Tennessee and Petersburg, Virginia facilities) are subject to liens under the First Mortgage Notes discussed in note 10 to the consolidated financial statements included in this report. Petersburg, Virginia and sixteen Farmarkets® acquired since 2000 are subject to liens in connection with the amended and restated senior secured credit facility agreement executed on December 22, 2003.

A typical Farmarket® is located in or near a small farming community. The main building would normally include office space for two or three people, an area to receive customers and indoor warehousing of 5,000 to 10,000 square feet for crop protection products and seeds. Typically, there is a second building for the storage of bulk fertilizers and materials. A majority of Farmarkets® would also have a fertilizer blending facility, where fertilizer materials are mixed together to produce bulk fertilizer products.

In addition to the properties noted above, our two real estate subsidiaries own the real estate and machinery and equipment of our Farmarket® network and our other production, storage and distribution facilities with our operating subsidiary owning the assets purchased subsequent to April 22, 1999. The stock of the two real estate subsidiaries is subject to liens by holders of the First Mortgage Notes.

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

ITEM 6.    SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS).

The following table provides selected financial and other data of Royster-Clark, Inc. and subsidiaries, as of and for each of the years ended December 31, 2004, 2003, 2002, 2001 and 2000. This information should be read with the consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information found elsewhere in this report.

Financial exhibits and related commentary include presentation of and reference to a non-GAAP financial measure. This non-GAAP financial measure is Earnings Before Interest, Taxes, Depreciation, Amortization and Losses on disposal or write-down of fixed and other non-current assets (“EBITDA”). The Company’s management believes that the inclusion of EBITDA provides useful information to investors regarding the Company’s financial condition and results of its operations for several reasons. Two of the financial ratio covenants and a minimum twelve month EBITDA covenant included in the Company’s current senior secured credit facility agreement are driven by the Company’s EBITDA as defined above. The Company’s success in maintaining or improving EBITDA is an indication of the Company’s ability to maintain the liquidity provided by the senior secured credit facility. Secondly, in today’s capital markets, the ability of the Company to attract new investment and working capital finance to support its growth is largely a function of its ability to generate cash to pay interest, maintain its physical capital, satisfy its tax obligations and reward investments. It is useful for investors to know whether this ability is being enhanced or degraded and EBITDA is widely accepted as a bellwether indicator of that ability. Finally, Company management uses a close analog of EBITDA internally as the primary profitability measurement to make informed decisions and reward the performance of decision-making employees. EBITDA presented below should not be construed as a substitute for operating income or as a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with GAAP, nor is EBITDA necessarily a measure of our ability to fund our cash needs. EBITDA may not be comparable to similarly titled measures reported by other companies.

EBITDA as defined above is reconciled to GAAP measurements in the following table for the years ended December 31 as presented in this document.

($000)
	2004	2003	2002	2001	2000
EBITDA reconcilation:
Net income (loss)	$1,025	(21,338)	(4,600)	(8,879)	(4,760)
Add back:
Interest expense	27,818	29,479	29,303	34,895	38,001
Income tax expense (benefit)	311	15,444	(2,643)	(4,523)	(2,041)
Depreciation & amortization	26,615	28,284	28,179	27,850	25,933
Loss on disposal of fixed and other non-current assets	970	1,406	1,219	912	616

EBITDA	$56,739	53,275	51,458	50,255	57,749

($000)
	2004	2003	2002	2001	2000
INCOME STATEMENT DATA:
Net sales	$1,071,019	959,863	898,089	953,790	913,852
Gross profit	186,837	182,121	181,592	197,880	185,396
Operating income	29,154	23,585	20,167	19,637	21,552
Net income (loss)	$1,025	(21,338)	(4,600)	(8,879)	(4,760)

OTHER DATA:
EBITDA	$56,739	53,275	51,458	50,255	57,749
Ratio of earnings to fixed charges	1.04	0.83	0.79	0.66	0.84
Depreciation and amortization	$26,615	28,284	28,179	27,850	25,933
Capital expenditures	9,723	11,109	6,930	13,812	18,082
Acquisition of Alliance Agronomics, Inc., American Crop Services, Inc. and other small facility acquisitions	—	—	—	—	26,600
Net cash provided by (used in) operating activities	3,295	28,432	(37,707)	66,214	(15,088)
Net cash used in investing activities	(8,161)	(9,679)	(5,252)	(11,770)	(44,173)
Net cash provided by (used in) financing activities	$4,347	(18,849)	42,944	(53,860)	55,004

	2004	2003	2002	2001	2000
BALANCE SHEET DATA:
Working capital	$206,338	204,715	206,342	134,897	188,972
Total assets	562,070	565,918	618,012	558,251	623,356
Long-term debt less current installments	$325,314	343,161	343,322	289,607	340,752

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS. SEE ‘FORWARD-LOOKING STATEMENTS’ ABOVE. YOU SHOULD NOT PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS AS SUCH STATEMENTS SPEAK ONLY AS OF THE DATE ON WHICH THEY ARE MADE, CIRCUMSTANCES AND RESULTS MAY CHANGE AND WE MIGHT NOT UPDATE THEM TO REFLECT CHANGES THAT OCCUR AFTER THE DATE THEY ARE MADE.

General

Royster-Clark, Inc. (together with its subsidiaries, the “Company” or “Royster-Clark”) is a retail and wholesale distributor of crop production inputs, and providers of agronomic services, such as product application and technical consulting services, to farmers in the United States. We also distribute crop production inputs, principally fertilizer, on a wholesale level. We primarily focus on major farming regions in the Southeastern and Midwestern United States. The Company’s operations include retail farm centers (“Farmarkets®”), granulation, blending and seed processing plants, and a network of storage and distribution terminals and warehouses. In addition, the Company operates two nitrogen-manufacturing plants that supply the wholesale and industrial customers with nitrogen products. Our business is affected by a number of factors, including weather conditions, prevailing prices for fertilizer, natural gas used in the production of various fertilizers and other crop production inputs. The Company is a wholly owned subsidiary of Royster-Clark Group, Inc., a closely held private company.

Weather conditions can significantly affect our results of operations, both for quarterly reporting and on an annual basis. Adverse weather conditions during the planting season may force farmers to either delay or abandon their planting, or change to another crop, which may lead to lower use of crop production inputs. Favorable weather conditions, especially early in the planting season, may not lead to increased plantings with a potential increased use of various crop production inputs. Favorable weather, however, will allow farmers to plant to the full extent of their planting intentions.

The crop production inputs distribution business is seasonal. Since 1999, sales occurring between March and July have varied from approximately 68% to 73% of annual sales based upon planting, growing and harvesting cycles of our customers. In 2004, approximately 71% of sales occurred between March and July. The Company is not aware of any factors that currently exist that would make this sales concentration either more or less than historical percentages. Inventories must be accumulated to be available for seasonal sales, requiring significant storage capacity. The accumulation of inventory is financed by the Company through its credit facility, by customer prepayments and by suppliers. Depending on weather and field conditions in the Company’s widely diverse geographic marketing areas, the period of heavy product shipments to customers can vary by several weeks, which may impact in which quarter sales are recorded.

As a result of the inherent seasonality of our business, we experience significant fluctuations in our revenues, income and net working capital levels. This seasonality also generally results in higher fertilizer prices during the peak periods, with prices typically reaching their highest point in the spring, decreasing in the summer, and increasing in the fall through the spring.

Another factor affecting our business is the price for fertilizers. We purchase nitrogen materials, phosphates, and potassium and resell these nutrients in either their original form or in the form of multi-nutrient fertilizers. Price volatility varies for major nitrogen, phosphate and potassium products. The table below provides quarter end prices for the products indicated by Mid-Cornbelt or Midwest per ton price quote listing published by Green Markets© (a publication reporting on fertilizer industry developments). Ammonia (anhydrous ammonia) is being illustrated as a proxy for nitrogen products, while DAP (diammonium phosphate) and potassium (“potash”) (coarse muriate potash) are being used as proxies for phosphate and potash products.

Quarter end price
$ per ton		1st	2nd	3rd	4th	Average annual	High	Low
Ammonia	2004 2003 2002	328 350 190	315 290 190	330 295 195	360 330 245	335 303 199	371 360 245	310 260 185

DAP	2004 2003 2002	232 215 178	222 200 180	235 200 184	245 222 175	233 201 179	245 222 188	222 175 170

Potash	2004 2003 2002	135 116 115	152 116 115	173 124 116	195 130 115	158 120 115	195 130 116	129 115 112

Source: Green Markets © , Mid Corn Belt or Midwestern U.S. price quote reported

While the level of nitrogen prices affects the profitability of our entire business, the level of nitrogen prices affects the profitability of our nitrogen-manufacturing plants more directly. The level of phosphate and potash prices affects the profitability of our business since gross profit generated by our processing and distribution activities with these materials is typically a function of the underlying cost.

The major raw material in the manufacture of nitrogen-based products is natural gas. During 2004, we purchased natural gas on the open market and through the use of short-term, fixed supply, fixed price purchase contracts for use in our nitrogen-production plant in East Dubuque, IL. The use of purchase contracts permits the Company to elect to lock in our gas costs for quantities of million British Thermal Units (“MMBTU”) for a portion of its natural gas requirements through the winter months which have demonstrated the highest degree of volatility.

The table below illustrates some of the degree of volatility of natural gas pricing quoted at the Henry Hub.

Quarter end price
$ per		1st	2nd	3rd	4th	Average annual	High	Low
MMBTU	2004 2003 2002	5.64 5.00 3.26	6.05 5.31 3.17	6.43 4.66 4.09	6.03 5.79 4.75	5.90 5.10 3.52	8.08 19.07 5.14	4.33 4.00 1.97

Source: Energy Intelligence Group, Inc. website, www.energyintel.com

Since December 31, 2004 through early March 2005, natural gas prices have fluctuated between over $5.50 per MMBTU to close to $7.00 per MMBTU with pricing ranging from $6.50’s-$6.90’s in early March. The level of natural gas prices directly affects profitability of our company-manufactured nitrogen-based products.

The Company is primarily a distribution company dealing in agricultural crop inputs. The Company derives revenues primarily from the distribution and sale of various crop inputs and services to agricultural customer for their crop input needs. These goods and services are sold directly to the customer farmers or wholesale customers who will resell to customer farmers or other wholesalers. Crop inputs include nutrient elements required for balanced plant development and growth. These nutrient elements include various dry and liquid materials and have varying nutritional content of nitrogen-based, phosphate-based and potash-based fertilizers as well as various types of micronutrients. Various weeds, insects and diseases can diminish our customers’ crop yield. Therefore, the Company offers a variety of herbicides, insecticides and fungicides, (collectively referred to as “crop protection products”) to enhance the success of our customer’s crop. The Company also markets various seed products to our customer base. Through the availability of genetically enhanced seed products, we view the market for seed products to be increasingly important. While the dollar sales of seed may not become a dominant product line compared to other product lines offered, we believe that providing seed to our farmer customers has been and will be critical to future tie-in of other products being sold. In addition to products purchased and re-marketed in their purchased form, through the Company’s various production facilities and Farmarkets®, we take various crop inputs and produce upgraded, value added products for sale to our customers. In the case of our Farmarkets®, services are offered to the customer not only for delivery and application for products to the farmer’s fields creating a service link, differentiating our Company from merely a commodity distributor, but also crop management services in aiding the customer both before the sale and after the crops are in the farmer’s fields. In the case of our East Dubuque, IL facility, natural gas is used in the production of anhydrous ammonia and other upgraded nitrogen-based products. Our East Dubuque, Illinois and Cincinnati, Ohio facilities also manufacture and distribute products to industrial customers as well as products to agriculturally based customers.

During the first six months of 2004, the Company’s market areas in the Southeast and Midwest regions of the United States experienced favorable weather conditions for planting most crops compared to the comparable period in 2003. This weather allowed farmers to complete plantings for the spring planting season in many market areas of the Company without significant interruptions. During the second quarter, dry conditions in portions of the Company’s Southeast markets during the first quarter of 2004 were reversed, as affected areas received needed rain. During the later stage of the second quarter and then in the third quarter, three major hurricanes made landfall along the Gulf shore and eastern shore of Florida, which affected both crops in the field and field work. The individual storm tracks affected areas from southern Alabama and central Florida moving north up along the Appalachian Mountains and East Coast up through the northern Atlantic states, but also affected portions of the middle Ohio Valley. The hurricanes, and as they downgraded to tropical storms, produced storm surge, high winds, and heavy rains producing widespread flooding in many of the affected areas described above. Some areas in the Midwest received moderate amounts of rain in June, which was followed by warm temperatures that spurred the growth of corn. During the fourth quarter, rain curtailed opportunities for the Company’s Farmarket® operations to sell and apply fertilizer materials that are often applied during the fall season, weather permitting. In response to increasing fertilizer material prices in the wholesale market, sales from the Company’s wholesale sales force increased, although at lower gross margin than what would be achieved from similar sales from the Company’s Farmarkets®. We believe, based on these factors, that some opportunities for additional fertilizer material sales and associated application revenues have been lost with unfavorable impacts on 2004 operating results.

Subsequent Event

During 2004, the Company entered into negotiations with Rentech Development Corporation (“Rentech”) for the sale of the Company’s East Dubuque, Illinois nitrogen manufacturing facility. On December 10, 2004, a stock purchase agreement for the sale of all issued and outstanding shares of common stock of Royster-Clark Nitrogen, Inc. to Rentech was signed. Rentech was to pay $50 million for the outstanding shares of common stock plus an estimated $13 million for net working capital that would have been subject to adjustment at closing. The closing of the stock purchase agreement was contingent upon the completion of both debt and equity financing and certain administrative requirements being achieved by a prescribed date in addition to customary closing conditions. The Stock Purchase Agreement by and between Rentech Development Corporation and Royster-Clark, Inc., dated as of December 10, 2004 (as amended January 31, 2005, February 17, 2005 and February 28, 2005), has expired and is no longer in effect. Royster-Clark, Inc. and Rentech Development Corporation both intend to jointly pursue the conversion of Royster-Clark Nitrogen, Inc.’s natural gas-fed nitrogen fertilizer plant in East Dubuque, Illinois. The parties plan to continue the study regarding conversion of the plant from the use of natural gas feedstock to coal gasification, an advanced clean coal technology, using Illinois coal.

Recent Developments – Evaluation of an Initial Public Offering

The parent of the Company (RCG) is evaluating an initial public offering of Income Deposit Securities (“IDS”) in Canada to be effected during the second quarter of 2005. Such an offering would require significant changes in the Company’s capital and ownership structure, changes in the senior secured credit facility and the retirement of the Company’s current $200 million First Mortgage Notes. Final decision to initiate such an offering has not been made and if such an offering is made there can be no assurance that it will be successful.

Results of Operations

The following table and discussion provide information regarding Royster-Clark, Inc.’s consolidated statement of operations as a percentage of net sales.

	Year ended December 31,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	82.6	81.0	79.8

Gross profit	17.4	19.0	20.2
Selling general and administrative expense	14.6	16.4	17.8
Loss on disposal of property, plant and equipment, net	0.1	0.1	0.1

Operating income	2.7	2.5	2.3
Interest expense	(2.6)	(3.1)	(3.3)
Gain on sales of gas contracts	—	—	0.2

Income (loss) before income taxes	0.1	(0.6)	(0.8)
Income tax expense (benefit)	—	1.6	(0.3)

Net income (loss)	0.1%	(2.2)%	(0.5)%

Year ended December 31, 2004 compared to year ended December 31, 2003

Net sales.    Royster-Clark’s net sales were $1,071.0 million for 2004 compared to $959.9 million for 2003, an increase of $111.1 million, or 11.6%. The increase in sales primarily resulted from approximately $32.1 million in sales volume increases and $78.5 million in sales price increases in the crop production inputs market. Favorable weather conditions during the spring planting season in most market areas permitted planting to the full extent of farmers’ intentions that allowed increased sales volume through most of the Company’s market areas. However, extensive rain and flooding resulting from three hurricane systems that made land fall on the Florida and Gulf Coast shores during the third quarter in the Company’s Southeastern market areas resulted in sales decreases for the third and fourth quarters which partially offset sales increases discussed above. During the fourth quarter, wet weather restricted access to farmer fields which further decreased sales from the Company’s Farmarket® network. However, increased sales volumes from the Company’s wholesale channel substantially offset the sales decrease for the fourth quarter. The shift in sales from the Farmarket® network to the wholesale channel resulted in decreased gross profits from the sales of fertilizer and fertilizer materials as well as service and application revenues. Sales volume increases for the year ended December 31, 2004 were experienced across most product groups except crop protection products which were affected by some market areas shifting to lower cost generic products. The drivers in the price appreciation were higher natural gas cost experienced over the year along with market demand pressure due to increased scheduled exports of phosphates and short supplies of potash during the third and fourth quarters. Sales price appreciation of fertilizer and nitrogen-based products (defined as anhydrous ammonia, nitrogen solution, urea, ammonium nitrate, nitric acid and industrial ammonium nitrate solutions) accounted for approximately $63.6 million of the $78.5 million total price appreciation. Sales prices also increased in various other fertilizer materials. Such price appreciation is highly variable from year to year. Crop protection products experienced decreased sales due to sales price pressure from generic products in the market place.

Gross profit.    Gross profit was $186.8 million for 2004 compared to $182.1 million for 2003, an increase of $4.7 million, or 2.6%. The increase in gross profit was the net of $6.8 million to be expected from the sales volume increases described above which were partially offset by the impact of gross margin reduction from 19.0% last year to 17.4% this year. We believe that this decrease in the gross margin of 1.6% in 2004 was the result of a combination of many negative factors including higher fertilizer price levels, rising fertilizer material costs through the planting season, losses incurred in hedging soybean seed acquisition costs of about $1.7 million and, finally, significantly reduced gross profits on crop protection products because of increased movement by growers towards generic products and associated reductions in vendor rebates of about $4.3 million.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $156.7 million for 2004 compared to $157.1 million for 2003, a decrease of $0.4 million, or 0.3%. The decrease in selling, general and administrative expenses consisted of the following major factors:

•	Depreciation expense was approximately $1.5 million lower due to fully depreciated assets offsetting the impact of depreciation on capital spending over the past year.

•	Incentive program expenses decreased $1.2 million in 2004 compared to 2003 due primarily to lower Farmarket® incentive earnings.

•	Expenses were approximately $0.7 million lower compared to 2003 due to decreased cost in the areas of temporary and seasonal labor, telephone, miscellaneous taxes and rent.

•	Amortization expense was approximately $0.5 million lower due primarily to deferred financing costs written off during the first quarter of 2003 associated with an amendment to the Company’s credit facility which lowered the credit line. Other amortization reductions resulted from noncompete covenants becoming fully amortized and other changes in amortizations between the current and predecessor revolver agreement.

•	Bad debt provision was $0.2 million lower compared to 2003 due to the quality of trade accounts receivable and to favorable collection experiences.

•	Other decreases of $0.2 million.

These decreases were partially offset by the following:

•	Increased volume related expenses including repairs, supplies, fuel, storage and handling expenses, seed grower related expenses, agronomic services, auto expense, agent fees and other expenses of approximately $3.2 million.

•	Increased insurance costs of approximately $0.6 million.

•	Other increases of $0.1 million.

Operating income.    Operating income was $29.2 million for 2004 compared to $23.6 million for 2003, an increase of $5.6 million, or 23.7%, due to the factors described above. Operating income as a percentage of net sales was 2.7% for 2004 compared to 2.5% for 2003, an increase of 0.2%.

Interest expense.    Interest expense was $27.8 million for 2004 compared to $29.5 million for 2003, a decrease of $1.7 million, or 5.8%. The decrease in interest expense was due to lower average levels of borrowings and lower interest rates under the senior secured credit facility (“credit facility”). Average daily borrowings on the senior secured credit facility of $120.8 million in 2004 compared to $126.1 million in 2003 and lower average daily borrowings on a vendor financing note payable of $9.3 million in 2004 compared to 2003 resulted in approximately $0.8 million lower interest expense. Interest expense decreased by approximately $0.9 million due to a lower weighted average rate for borrowings under the credit facility during 2004 of 4.97% compared to 5.60% during 2003, a decrease of 0.63% and lower interest rates paid on interest bearing customer deposits. The lower interest rates paid resulted from the Company’s performance under the various financial ratios and covenants governing the interest rates charged under the current credit facility when compared to the previous credit facility. The weighted average rate for borrowings under the credit facility at December 31, 2004 was 5.27% compared to 4.69% at December 31, 2003, an increase of 0.58%. This increase resulted from increases in market prime rate due to actions by the Federal Reserve Bank.

Income tax expense.    The Company recognized income tax expense of $0.3 million resulting from state income taxes during 2004. This compares to an income tax expense of $15.4 million for the year in 2003, a decrease of $15.1 million. The effective tax rate for 2004 was 23.3% compared to 262.0% for 2003. The

Company has not recorded income tax expense or benefit for other than these state income taxes subsequent to the second quarter of 2003 when the Company recorded a valuation allowance for the full amount of net deferred tax assets. The Company continues to maintain a valuation allowance for the full amount of net deferred tax assets in accordance with provisions of SFAS No. 109, “Accounting for Income Taxes” as of December 31, 2004. The Company will record no other federal income tax expense or benefit until GAAP requirements for unrestricted recognition of deferred tax assets have been satisfied.

Net income (loss).    Net income was $1.0 million for 2004 compared to a net loss of ($21.3) million for 2003, an increase in net income of $22.3 million, due to the factors described above.

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

Sales volume and other decreases of $21.9 million resulted from the following factors:

•	Crop protection product sales volume decreases of approximately $11.4 million was driven by reduced demand due to lower acres of corn planted and by inclement weather

•	Revenues related to specialty seed sales and related technology licensing decreased by $9.0 million.

•	Sales of seed were higher by approximately $4.4 million due to Company efforts to promote seed products.

•	Sales of potash products increased by approximately $4.1 million due to favorable fall season conditions.

•	Sales decreased in all other product categories by approximately $10.0 million due to inclement weather.

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

Selling, general and administrative expenses.    Selling, general and administrative expenses were $157.1 million for 2003 compared to $160.2 million for 2002, a decrease of $3.1 million, or 1.9%. Expense reductions resulted from efforts by management to increase returns. The decrease in selling, general and administrative expenses consisted of the following:

•	Expenses were approximately $4.8 million lower compared to 2002 due to cost savings measures in the areas of services, insurance, telephone, travel, entertainment and capitalization of inventoriable costs.

•	Employee compensation costs were approximately $0.6 million lower in spite of wage increases due to headcount and work week reductions.

These decreases were partially offset by the following:

•	Incentive program expenses were $1.8 million higher in 2003 compared to 2002 due primarily to higher Farmarket® and sales representative incentive earnings.

•	Amortization expense was approximately $0.5 million higher compared to 2002, predominantly due to the write-off of deferred financing costs associated with the 3rd amendment to the senior secured credit facility in the first quarter of 2003.

Loss on disposal of property, plant and equipment, net.    Loss on sales of fixed assets was $1.4 million in 2003 compared to $1.2 million in 2002. This increase was the result of $0.2 million higher losses of asset sales related to closed or poorly performing Farmarket® locations.

Operating income.    Operating income was $23.6 million for 2003 compared to $20.2 million 2002, an increase of $3.4 million, or 16.8%, due to the factors described above. Operating income as a percentage of net sales was 2.5% for 2003 compared to 2.3% for 2002, an increase of 0.2%.

Interest expense.    Interest expense was $29.5 million for 2003 compared to $29.3 million for 2002, an increase of $0.2 million, or 0.7%. The increase in interest expense was due to higher average levels of borrowings partially offset by lower interest rates under the senior secured credit facility (credit facility). Average daily borrowings on the senior secured credit facility of $126.1 million in 2003 compared to $116.0 million in 2002 and higher average daily borrowings on a vendor financing note payable of $10.5 million in 2003 compared to 2002 resulted in approximately $1.3 million higher interest expense. The higher average daily borrowings were used primarily to finance higher cost inventory resulting predominantly from higher natural gas prices. Interest expense decreased by approximately $1.1 million due to market rate reductions. Weighted average rate for borrowings under the credit facility during 2003 was 4.69% compared to 4.94% during 2002, a decline of 0.25%.

Gain on sale of natural gas contracts.    The Company did not experience any gains in 2003 on sales of natural gas contracts compared to a $1.9 million gain in 2002.

Income tax expense.    Income tax expense was $15.4 million for 2003 compared to an income tax benefit of $2.6 million for 2002. The effective tax rate was 262.0% for 2003 compared to 36.5% for 2002. The increase in income tax expense and the effective tax rate was due to establishing a valuation allowance against net deferred tax assets as required by SFAS No. 109, “Accounting for Income Taxes” at the end of the second quarter of 2003. Beginning July 1, 2003 and for future quarters, the Company will not record a federal income tax expense or benefit until GAAP requirements for unrestricted recognition of deferred tax assets have been satisfied.

Net loss.    Net loss was $21.3 million for 2003 compared to $4.6 million for 2002, an increased loss of $16.7 million, due to the factors described above.

Environmental Matters

Our facilities and operations must comply with a variety of federal, state and local environmental laws, regulations and ordinances, including those related to air emissions, water discharges and chemical and hazardous waste management. Laws relating to workplace safety and worker health and safety also govern our operations, primarily the rules of the Occupational Safety and Health Administration and the United States Department of Transportation. We believe that our operations are in compliance in all material respects with current requirements under environmental laws and employee safety laws.

The Company has been identified as a potentially responsible party concerning the release of certain hazardous substances at five locations. While the current law potentially imposes joint and several liability upon each party named as a potentially responsible party, the Company’s contribution to clean up these sites is expected to be limited, given the number of other companies which have also been named as potentially responsible parties and the nature and amount of cleanup involved. A number of the Company’s facilities have been evaluated as having excess nitrates, phosphorous, and pesticides in the surrounding soil or groundwater. In addition, several underground storage tanks have been removed or closed at some facilities and these sites have been evaluated for possible contamination. In total, cleanup of hazardous or potentially hazardous substances has occurred, is being performed or has been planned at approximately 40 sites. At 17 locations, where past releases of fertilizer or other hazardous substances have been documented and corrective actions taken; our environmental consultants or regulatory authorities have concluded that no further action is currently required. The Company would expect no further cleanup activity at these locations. However, the Company can not be assured that further notices from the applicable regulatory authority will not be received or that future cleanup activities may be required of the Company due to the discovery of new environmental conditions or more stringent application of cleanup standards.

In connection with the 1999 acquisitions of Agribusiness and Royster-Clark, the Company obtained indemnities for certain claims related to environmental matters that existed or arose prior to the acquisitions. The indemnities related to Agribusiness are subject to a $4,500 deductible in the aggregate, may not exceed 10% of the purchase price, or a total of $30,000 and certain time limitations. Indemnities related to claims arising out of environmental representations and warranties and claims associated with, arising from or relating to conditions existing prior to April 1999 associated with the real estate purchased expired in April 2004. Indemnities covering other environmental claims associated with, arising from or relating to conditions existing prior to April 1999 on real estate (other than real estate subject to the April 2004 indemnity expiration) formerly owned, leased or operated by the Agribusiness or offsite disposition of contaminants survive indefinitely. The environmental indemnities related to Royster-Clark, Inc. (predecessor company) are subject to a deductible of $2,000, an overall cap of $5,000 on all indemnities expired in April 2004. In addition, Royster-Clark, Inc. (predecessor company) had obtained indemnities from Lebanon Chemical Corporation (LCC) for certain claims related to environmental matters that existed at sites acquired from LCC in December 1998. The Company has a claim pending under the indemnities from LCC. Other than that claim, the indemnity has expired. The Company also obtained indemnities from the former stockholder of Alliance Agronomic, Inc. for environmental conditions identified as of the date of acquisition. The indemnification remains in effect until notice is received requiring no further actions are received or after a two-year period of testing with no reportable results in deterioration of water quality.

The Company has recorded environmental liabilities at December 31, 2004 and 2003 for the estimated cost of cleanup efforts of identified contamination or site characterization, which total $2,807 and $3,105, respectively, and are included in other long-term liabilities in the accompanying consolidated balance sheets. Actual cash expenditures during the years ended December 31, 2004, 2003 and 2002 were $298, $232 and $222, respectively. These liabilities do not take into account any claims for recoveries from insurance or third parties and are not discounted. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainty in evaluating environmental exposures.

Liquidity and Capital Resources

The Company maintains a senior secured credit facility (“credit facility”) with a consortium of banks that was negotiated in December 2003. The credit facility provides for borrowings up to $225,000, subject to certain borrowing base limitations. This facility includes up to $20,000 for letters of credit of which there were letters of credit totaling $11,042 outstanding as of December 31, 2004. Borrowings under the credit facility bear interest at LIBOR or prime interest rate plus a spread based on the Company’s leverage ratios. The weighted average interest rate on the credit facilities was 5.27% at December 31, 2004 and 4.69% at December 31, 2003. The credit facility expires in December 2006. The credit facility is secured by (1) a lien on all accounts receivable, inventory and certain other assets of the Company and its subsidiaries (except for the collateral securing the First Mortgage Notes), (2) all of the common stock of the Company, and (3) all of the common stock of the Company’s subsidiaries, except for the equity interests of certain subsidiaries pledged to secure the First Mortgage Notes. At December 31, 2004, the borrowing base provisions under the credit facility supported a gross borrowing availability of $182,679. Amounts outstanding under the credit facilities totaled $125,224 and $142,979 at December 31, 2004 and 2003, respectively.

The credit facility is subject to certain covenants, including limitations on additional indebtedness, limitations on liens, limitations on capital expenditures and maintenance of certain required financial ratios. The credit facility also restricts the payment of dividends by the Company to RCG. Dividends are restricted to (1) amounts necessary to enable RCG to pay overhead expenses in an amount not to exceed $2,000; (2) amounts necessary to enable RCG to pay income and other taxes; and (3) $1,000 over the life of the agreement for the purpose of repurchasing, redeeming or otherwise acquiring and retiring any capital stock, stock warrants, stock options or other rights to acquire capital stock of RCG. Dividends made under the third provision are further restricted in that such dividends may not be made if a default has occurred (or would occur if the dividend payments were made), or such dividend payments would result in noncompliance with any financial covenants. The Company paid a dividend to RCG of $100, $142 and $62 for the years ended December 31, 2004, 2003 and 2002, respectively to fund its operating expenses.

As of December 31, 2004, the Company was in violation of the minimum earnings before interest, taxes, depreciation, amortization and losses on the disposal or write-down of fixed and other non-current assets (“EBITDA”) covenant of $58,000. In March 2005, the consortium of lenders formally waived this violation and amended the minimum EBITDA and Tangible Net Worth covenants for the remaining term of the credit facility. The Company expects to meet the revised covenants and continue to meet the other covenants of the credit facility; however, there can be no guarantee that it will be successful.

While there are various covenants and other restrictions with which we must comply, the Company believes that this replacement facility provides adequate operating effectiveness and flexibility for the Company in the future. We believe that cash generated from operations and borrowings available under the credit facility will be sufficient to meet our operating and capital needs in the foreseeable future.

During 2004, the Company incurred an additional $144 of deferred financing costs in connection with the credit facility that was established in December 2003. These costs were combined with $3,605 of deferred financing costs incurred during 2003 in connection with the establishment of the credit facility and unamortized deferred financing costs of $419 associated with the former credit facility for a total of $4,168 and are being amortized on a straight-line basis over the life of the credit facility.

Net cash provided by operating activities for the year ended December 31, 2004 was $3.3 million compared to $28.4 million for the same period in 2003, a decrease in net cash provided of $25.1 million. The most significant component of decreased cash provided by operating activities was movement in operating assets and liabilities of $28.3 million reflecting mainly higher price levels of fertilizer materials in the fertilizer industry. Non-cash adjustments to reconcile net income (loss) to cash provided by operating activities provided $19.2 million less cash in 2004 compared to 2003, principally because of $16.5 million in deferred tax adjustments in the first six months of 2003. These decreases in cash provided were partially offset by cash provided by increased net income of $22.4 million. Inventories, trade accounts receivable and other receivables were the largest components of increases in operating assets and liabilities which used $38.7 million more cash in 2004 compared to 2003. Changes in accrued expenses, other assets, accounts payable and other operating assets and liabilities made up the balance of the change in operating assets and liabilities. At December 31 of any given year there is a large degree of variability in cash flows from operations over which the Company may not have a great deal of control. The overall trend of nitrogen prices, resulting in large part to changes in natural gas costs, will influence customers whether or not they elect to take advantage to Company programs for prepayment. While changes in customer prepayment is not classified as cash provided by or used in operating activity, generally, before there is a customer deposit, the customer first pays off their trade account receivable leading to cash provided by operating activities. Changes in nitrogen prices will also affect the inventory investments the Company must make even though the physical volume may be roughly constant from year to year. At December 31, changes in other receivables are primarily driven by the timing of vendor rebate receipts. Most vendor rebate programs settle up near the end of the year. As a result, historically, receipts have straddled very closely around December 31, sometimes shortly before and sometimes shortly after. During 2004, the Company continued its concerted effort to collect the vendor rebates prior to December 31, although we can not assure that such attempts will be effective each year.

Net cash used in investing activities amounted to $8.2 million in 2004 compared to $9.7 million in 2003, a decrease of $1.5 million. The decrease in net cash used in investing activities resulted primarily from decreased capital expenditures of $1.4 million in 2004. Capital expenditures were $9.7 million for the year ended December 31, 2004 compared with $11.1 million for the year ended December 31, 2003. These capital expenditures were primarily for facility improvements, machinery and equipment replacement, and environmental improvement projects. We estimate total capital expenditures, excluding acquisitions, for 2005 of approximately $10.0 million.

Net cash provided by financing activities was $4.4 million in 2004 compared to net cash used in financing activities of $18.8 million in 2003, an increase of $23.2 million. The increased in net cash provided by financing activities resulted from $22.2 million less cash used for payments on vendor financing notes, $15.1 million more cash from customer deposits and $3.6 million less cash used for payment of deferred financing costs. These increases in cash provided were partially offset primarily by net higher payments to the credit facility of $17.6 million in 2004 when compared to the same period in 2003.

Net working capital at December 31, 2004 totaled $206.3 million versus $204.7 million at December 31, 2003, an increase of $1.6 million, or 0.8%. Working capital changes are summarized in the table below.

Working capital increases:
Inventories	$28.6
Accounts payable	9.4
Trade accounts receivable	3.3

Total increases	41.3

Working capital decreases:
Customer deposits	22.9
Other receivables	15.2
Accrued expenses and other working capital decreases	1.6

Total decreases	39.7

Net increase	$1.6

This increase in working capital resulted primarily from increased inventory and decreased accounts payable. Increased inventory was due to increased costs of inventory on hand resulting from higher natural gas costs as well as increased tons of inventories on hand to assure availability for the spring planting season for various products. The Company has increased its inventory levels in the belief that it will experience shortages or difficulty in obtaining appropriate staging for the spring planting season. Vendors have been reducing the use of extended terms and this has resulted in a decrease in the amount of accounts payable. These increases in working capital have been partially offset by decreased other receivables and increased customer deposits. The decrease in other receivables resulted from the earlier cash collection of vendor rebates in other receivables in 2004 when compared to 2003. We believe that the increased customer deposits reflect both the improved liquidity of the Company’s customers and their continuing confidence in the Company as a supplier. Indications from Green Markets© (a publication reporting on fertilizer industry developments) suggest that prices of various products will continue to rise and potentially be in restricted supply in some markets due to production or transportation issues. This assessment appears to being believed by some of our customers. Accordingly, such customers are taking advantage of locking in supplies and prices and tax benefits in making these deposits by December 31. While some margin may be lost in accepting customer deposits for prepay contracts, we believe competitive market conditions require the continuing participation in such programs.

Obligations and Commitments

The following tables summarize our material contractual obligations and commitments, including both on- and off-balance sheet arrangements (in millions) at December 31, 2004:

	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 years
Long-term debt obligations	$325.2	—	125.2	200.0	—
Operating leases	27.3	12.2	12.7	2.3	0.1
Purchase obligations for materials	14.7	13.2	1.5	—	—
Customer deposits	87.9	87.9	—	—	—
Other long-term liabilities	2.0	1.0	1.0	—	—

Total obligations	$457.1	114.3	140.4	202.3	0.1

Long-term debt obligations.    Long-term debt obligations include the Company’s 10 1/4% First Mortgage Notes, the senior secured credit facility and a note payable.

First Mortgage Notes.    The Company issued $200 million of 10 1/4% First Mortgage Notes due April 2009 to partially finance the acquisition of Agribusiness in 1999. The First Mortgage Notes bear interest at 10.25% payable semi-annually in arrears. The First Mortgage Notes are secured by 17 principal properties, related fixtures and equipment and other related assets and a pledge of equity of certain subsidiaries. RCG and certain subsidiaries also unconditionally guarantee the First Mortgage Notes. The First Mortgage Notes were not redeemable prior to April 1, 2004 except in the case of a change of control. Thereafter, the First Mortgage Notes are redeemable in whole or in part, at the Company’s option, at a 5.125% premium, declining ratably to par on April 1, 2007, plus accrued and unpaid interest, if any, to the date of redemption.

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

Senior secured credit facility.    The Company maintains a senior secured credit facility (credit facility) that provides for borrowings up to $225.0 million, subject to certain borrowing base limitations as of December 31, 2004. This facility includes up to $20,000 for letters of credit. Borrowings under the credit facility bear interest at LIBOR or prime interest rate plus a spread based on the Company’s leverage ratios. The credit facility expires in December 2006. The credit facility is secured by (1) a lien on all accounts receivable, inventory and certain other assets of the Company and its subsidiaries (except for the collateral securing the First Mortgage Notes), (2) all of the common stock of the Company, and (3) all of the common stock of the Company’s subsidiaries, except for the equity interests of certain subsidiaries pledged to secure the First Mortgage Notes.

The credit facility is subject to certain covenants, including limitations on additional indebtedness, limitations on liens, limitations on capital expenditures, maintenance of certain required financial ratios and minimums of EBITDA generation. The credit facility also restricts the payment of dividends by the Company to RCG. Dividends are restricted to (1) amounts necessary to enable RCG to pay overhead expenses in an amount not to exceed $2.0 million annually; (2) amounts necessary to enable RCG to pay income and other taxes; and (3) $1.0 million over the life of the agreement for the purpose of repurchasing, redeeming or otherwise acquiring and retiring any capital stock, stock warrants, stock options or other rights to acquire capital stock of RCG. Dividends made under the third provision are further restricted in that such dividends may not be made if a default has occurred (or would occur if the dividend payment were made), or such dividend payments would result in noncompliance with any financial covenants.

Note payable.    The note payable was incurred for the purchase of various property, plant and equipment. The remaining principal balance is $0.1 million with an interest rate of 10.3%. The note does not allow for prepayment.

Operating leases.    The Company leases various types of equipment, office and other facilities and rail cars under non-cancelable operating leases whose term’s range from less than one year to less than six years. The expiration of current lease terms do not occur later than 2010, however, the leases provide for lease extensions. The most significant portion of the operating leases relate to equipment used in the application of crop inputs to farmer’s fields and equipment used by support staff at our Farmarket® locations.

Purchase obligations for materials.    The Company has commitments to purchase various other fertilizer materials for resale or for use in the manufacture of other blended or mixed fertilizers. The Company also has purchase commitments for natural gas for use in the manufacture of anhydrous ammonia at our East Dubuque, IL facility. These commitments only comprise a portion of the facility’s natural gas requirements which are fulfilled through open market purchases each month. We believe that sufficient natural gas supplies can be economically obtained through open market purchases at the current time. We monitor the natural gas markets and should our perceptions alter, we may enter into purchase commitments at that time. The amount presented in the table above for purchase obligations is for company-wide purchases of selected materials. We do not aggregate open purchase orders executed in the normal course of business by each of our operating locations and such purchase orders are therefore not included in the table.

The Company also has commitments in connection with the acquisition of Agribusiness in 1999, which the Company entered into a ten-year supply agreement with IMC Kalium Ltd. (Kalium) and IMC-Agrico Company (Agrico), both of which are subsidiaries of IMC Global. Under the terms of the supply agreement, the Company is required to purchase (and Agrico and Kalium are required to supply) certain products in an amount equal to its estimated normal business requirements of the former Agribusiness locations. The purchase prices and quantities of the products covered by the agreement are determined by market forces. The agreement automatically renews for subsequent periods of five years unless otherwise canceled by either party. In addition, the agreement specifies remedies available to the parties in the event of noncompliance, which include compensatory damages in the event of a failure to purchase (or supply) the required quantities of the covered products. Purchases under this contract were well in excess of minimum requirements and exceeded $100 million during 2004. We expect to purchase quantities of materials above the prescribed minimums under this agreement during 2005.

In January 2004, IMC Global announced plans for a merger with Cargill Crop Nutrition. The merger was completed in October 2004. Based on our existing contractual relationship and the significant volume of purchases that we make, we expect to maintain a positive relationship with the surviving company; however, should adverse changes occur in the relationship we would expect to be able to procure the required materials from other suppliers.

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

Other long-term liabilities.    Amounts shown consist primarily of certain contractual liabilities incurred in connection with a patent and technology license and a terminated employee contract which have been recorded on our December 31, 2004 balance sheet. The Company signed contracts in 2002, which provided an exclusive license for use of certain patents and intellectual property from the owners over a period of time, subject to extensions. The contracts prescribed payments over a four-year period. The Company has an agreement to pay less than $0.1 million to one former employee severance benefits under a separation agreement within the next year. The table does not include our environmental liabilities, long-term disability accruals, and accruals for self-insurance losses and defined benefit pension and other post-retirement plans because it is not certain when these liabilities will become due. Future contributions to the defined benefit pension plan will be dependant upon pending legislation, future changes in discount rates and the earnings performance of the plan assets. We have made no contributions nor were we required to make contributions to the defined benefit pension plan in 2004 or 2003.

We expect that all of our cash sources from operations and our credit facility will be sufficient while our current credit facility is in place, to meet our obligations and commitments described above. We are not aware of any material trend, uncertainty related to cash flow, capital resources, capital requirements or liquidity that would prevent us having sufficient cash resources to operate our current business.

Contingent Obligations

Employment contracts.    The Company has employment contracts with certain members of management. These employment agreements are terminable by the Company with or without cause. In the event that the employment agreements are terminated without cause and provided that executives comply with the confidentiality and non-competition covenants, they will be entitled to receive all payments as defined in the respective agreements. The contracts extended through April 2004 with an automatic one-year extension thereafter unless notice of intent not to renew is given, either by the Company or by the executive. If termination without cause had occurred as of December 31, 2004, the Company would have been required to pay approximately $1.9 million to satisfy its obligations.

Letters of credit.    The Company maintains letters of credit for various types of insurance coverage, leases and other needs. The letters of credit generally have a one-year maturity and are on an evergreen renewing basis. As of December 31, 2004, the Company has $11.0 million of letters of credit outstanding.

Pension Obligations

As of December 31, 2004, our defined pension obligations exceed the fair value of plan assets by $1.1 million, up from $0.7 million as of December 31, 2003. The increase in under-funded status was due primarily to actual returns on plan assets not exceeding actuarial losses and interest and service costs. In 2004, we recorded an increase to the minimum pension liability and other comprehensive loss of $0.4 million.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition, results of operations and cash flows are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the judgments and estimates underlying all of our accounting policies, including those related to inventories, allowance for doubtful accounts, rebate receivables, impairment of long-lived assets, goodwill, deferred tax valuation allowances, restructuring reserves and contingencies and litigation. We base our estimates on historical experience and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Materially different results in the amount and timing of our actual results for any period could occur if our management made different judgments or utilized different estimates.

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

Rebate Receivables

Rebates are received from crop protection products, seed and raw material vendors, based on programs sponsored by the vendors. The programs vary based on product type and specific vendor practice. More than 75% of the rebates earned are from crop protection product vendors. The majority of the rebate programs run on a crop year basis, typically from October 1st to September 30th, although other annual periods are sometimes utilized. The majority of the rebates are earned based on the sales a dealer generates of a vendor’s product in a given crop year. The rebate accrual booked monthly is based on actual sales and the use of a reasonably estimable rebate percentage derived from binding arrangements so long as the receipt of such payment is deemed probable. Most rebates are settled and received during our fourth quarter, although some programs settle and payments not are received until our first quarter. To the extent that programs can not meet the conditions of: 1) resulting from a binding arrangement, 2) payments under the arrangement are probable and 3) the amount is reasonably estimable, earnings will be recorded when payment is received, which will typically be during our fourth quarter. Most of our rebate programs meet the conditions set forth in EITF Issue 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor.” However, we expect higher income during the fourth quarter for rebate programs that do not meet the requirements of EITF Issue 02-16 resulting from lower income being recorded during the first three fiscal quarters.

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

When we determine that the carrying value of a long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on the difference between an asset’s carrying value and an estimate of fair value, which may be determined based upon quotes or projected discounted cash flows.

Goodwill

Goodwill is reviewed annually or sooner if changes in circumstances indicate the carrying value may not be recoverable under the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” Fair values are estimated based upon future discounted cash flows and (or) other market valuation techniques. If actual cash flows or cost of capital estimates change, we may have to record impairment charges. The key variables that we must estimate include assumptions regarding future sales volume, prices and other economic factors. Significant management judgment is involved in estimating these variables, and they include inherent uncertainties since they are forecasting future events. If such assets were considered impaired, they would be written down to fair value as appropriate and could be material to the Company’s results of operations.

Deferred Income Tax Assets

Deferred tax assets are reviewed annually for recoverability using the same forecasts used for the evaluation of the fair value of goodwill described above. Projections of future revenues use key variables that we must estimate and include assumptions regarding future sales volume, prices and other economic factors. Significant management judgment is involved in estimating these variables, and they include inherent uncertainties since we are forecasting future events. We have had unprofitable operations for four of the last five years. These losses have generated a federal tax net operating loss, or NOL, carryforwards of approximately $48.9 million as of December 31, 2004. Generally accepted accounting principles require that we record a valuation allowance against the deferred tax assets if it is “more likely than not” that we will not be able to utilize it to offset future taxes. In June 2003, as a result of the Company’s cumulative losses incurred in recent years and the lower than expected income for the second quarter, the Company could not satisfy the requirement under generally accepted accounting principles that it was “more likely than not” that we will be able to utilize it to offset future taxes. As a result, the Company recorded a valuation allowance for the full amount of the net deferred tax assets at June 30, 2003. Beginning July 1, 2003 and for future quarters, the Company will not record a federal income tax expense or benefit until GAAP requirements for unrestricted recognition of deferred tax assets have been satisfied.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 “Inventory Costs – an amendment of ARB No. 43, Chapter 4”. Statement No. 151 requires that certain abnormal costs associated with the manufacturing, freight, and handling costs associated with inventory be charged to current operations in the period in which they are incurred. Our adoption of SFAS No. 151 is not expected to have a material impact on our financial position or results of operations.

In December 2004 the FASB issued Statement No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), which is a revision of Statement of Financial Accounting Standard (“SFAS”) No. 123. SFAS No. 123R supersedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” Under SFAS No. 123R, companies must calculate and record in the income statement the cost of equity instruments, such as stock options, awarded to employees for services received; pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. SFAS No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for the pro forma disclosure. The statement is effective in the first interim or annual reporting period beginning after June 15, 2005. Adoption of SFAS 123R is not expected to have a material effect on our financial position and results of operations.

In December 2004 the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. Our adoption of SFAS No. 153 is not expected to have a material impact on our financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to various market risks, including commodity price risk and interest rate risk. The Company has entered into limited commodity hedging activities with respect to its grain and seed purchases. The majority of these contracts settle in cash. Such settlements have not had a significant effect on liquidity in the past, nor are they expected to be significant in the future. While, we do not anticipate initiating any significant hedging activities, our credit facility provides the Company with flexibility with which to consider hedging activities in natural gas, interest rates or expanded use in seed and grain. We continue to evaluate the possibilities for hedging to manage the volatility associated with various aspects of our business. We do not use derivatives for speculative or trading purposes.

Commodity Price Risk

The Company is exposed to market risk due to changes in natural gas prices. Natural gas is a raw material used in the production of various nitrogen-based products that the Company either manufactures at its East Dubuque facility or purchases from vendors. Market prices of nitrogen-based products are affected by changes in natural gas prices as well as supply and demand and other factors. As a normal course of business, the Company purchases nitrogen-based products during the winter and early spring to supply its needs during the high sales volume spring season. Nitrogen-based inventory remaining at the end of the spring season will be subject to market risk due to changes in natural gas prices and supply and demand. Currently, the Company purchases natural gas for use in its East Dubuque facility on the spot market, but has also used short-term, fixed supply, fixed price purchase contracts which will lock in pricing for a portion of its natural gas requirements through the winter months which have demonstrated the highest degree of volatility. Notwithstanding these purchase contracts, the Company is exposed to significant, although not excessive market risk. There has been a generally increasing trend in natural gas prices in the last three years due to various supply factors, including the increasing overall demand for natural gas from industrial users, which is affected, in part, by the general conditions of the United States economy, and other factors. Seasonal fluctuations exist within each year resulting from various supply and demand factors, such as the severity of winters affecting consumer consumption for heating, summers affecting industrial demand by utilities for electrical generation, among other factors. Changes in levels of natural gas prices and market prices of nitrogen-based products can materially affect the Company’s financial position and results of operations. The Company has experienced no difficulties in securing supplies of natural gas, however, natural gas is purchased at market prices and such purchases are subject to price volatility.

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

See Index to Consolidated Financial Statements which appears on page F-1 herein.

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

ITEM 9B.    OTHER INFORMATION.

The Company has no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this report on Form 10-K that has not otherwise been reported on a Form 8-K other than what is included as Exhibit 10.23 of Item 15, Exhibits and Financial Statement Schedules.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table provides information about our executive officers and directors.

Name	Age	Position
Francis P. Jenkins, Jr	62	Chairman of the Board and Chief Executive Officer
G. Kenneth Moshenek	53	President and Chief Operating Officer
Paul M. Murphy	60	Chief Financial Officer
Joel F. Dunbar	56	Managing Director, Controller
Randolph G. Abood	54	Director
Charles E. Corpening	39	Director
Thomas F. McWilliams	61	Director

We have no separate audit, nominating or compensation committees, all of the functions which are performed by the Board of Directors as a whole.

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

Under rules adopted by the SEC, none of the Company’s current Board members meets the criteria set forth in such rules qualifying them as a “financial expert”, which is basically limited to those who have prepared or audited comparable public company financial statements. While it might be possible to recruit a person who meets these qualifications, the Board has determined that in order to fulfill all the functions of our Board, each member of our Board should meet all the criteria that have been established by our Board for Board membership, and it is not in the best interests of our Company to nominate as a director someone who does not have all the experience, attributes and qualifications we seek. Our Board consists of three non-employee directors, each of whom has been nominated and elected based on the Board’s and our shareholders’ determination that they are fully qualified to monitor the performance of management, the public disclosures by the Company of its financial condition and performance, performance of management, our internal accounting operations and our independent auditors. In addition, our non-executive directors have the ability on their own to retain independent accountants or other consultants whenever they deem it appropriate.

FRANCIS P. JENKINS, JR. has served as the Chairman of the Board and Chief Executive Officer of Royster-Clark, and has been Chairman and Chief Executive Officer of Royster-Clark Group since January 1999. From 1994 to 1999, Mr. Jenkins served as Chairman of the Board and Chief Executive Officer of Royster-Clark. From 1988 until 1994, Mr. Jenkins served in various capacities on the board of directors for Royster-Clark. From 1988 to 1992, he served as Chairman of the Board of Royster-Clark. From 1979 to 1988, Mr. Jenkins was employed by The First Boston Corporation where he was one of the four members of the Executive Committee, co-managed First Boston’s Equity Capital Investments and was the Principal Financial Officer. Prior to that position, he had responsibility for all security sales, trading and research, as well as holding positions as a Managing Director and a member of the Management Committee. Mr. Jenkins currently serves on the Board of

Trustees of Babson College, as the Chairman of its Alumni and Development Committee and as a member of the Executive Committee of the Board.

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

PAUL M. MURPHY is the Chief Financial Officer of Royster-Clark. He was appointed to that position in August 2002. Mr. Murphy has served in several capacities with increasing responsibilities with Royster-Clark since 1992 including Managing Director - Financial Planning (1999-2002), Vice President - Planning and Analysis and Secretary (1996-1999) and earlier as a Divisional Controller and in other administrative capacities. Mr. Murphy is a Phi Beta Kappa graduate of Dartmouth College and holds advanced degrees from Harvard University and from the University of Madrid, Spain. He began his business career in 1969 at General Electric where, after graduation from the Financial Management Program and service on the corporate audit staff, he rose to become the lead finance and accounting manager for GE’s Information Services business in Europe. In 1975 Mr. Murphy was awarded the Certificate in Management Accounting (CMA) by the Institute of Management Accounting. From 1981 until 1983, Mr. Murphy served as European Controller for Mohawk Data Sciences based in Brussels and from 1983 through 1987 he was CFO at XTEC Computer Systems based at Eindhoven in the Netherlands. From 1987 until he joined Royster-Clark in 1992, Mr. Murphy worked as a free-lance consultant and software developer and served as the CFO at a start-up specialty food company.

JOEL F. DUNBAR is the Managing Director, Controller. In December 2003, Mr. Dunbar was appointed to the position of Vice President and Assistant Secretary for the Company. Mr. Dunbar continues to serve as Managing Director, Controller since his promotion to that position in December 2002. From 1999 to 2002 Mr. Dunbar served as controller for Royster-Clark. Prior to joining Royster-Clark, Mr. Dunbar served as Controller for Agribusiness from 1992 to 1999. Prior to 1992, he has held various management and accounting positions with Agribusiness and its predecessors. Mr. Dunbar began his career in public accounting with Arthur Andersen.

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

CHARLES E. CORPENING is a Director of Royster-Clark and has been a Director of Royster-Clark Group since March 2000. Mr. Corpening is a Partner with CitiGroup Venture Capital Equity Partners, L. P. since 2001. He has also serves as vice president of Citicorp Venture Capital Ltd. (“CVC”) since 1994. Prior to joining CVC, Mr. Corpening was with Roundtree Capital Corporation, a private investment firm, the Rockefeller Group and the investment-banking department of Paine Webber, Inc. Mr. Corpening serves on the board of directors of ERICO Holding Company, Fasten Tech Inc. and MSX International, Inc.

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

Other key employees include:

Name	Age	Position
Max Baer	72	Sr. Managing Director, International
Kenneth Carter	59	Managing Director, Human Resources
John Diesch	47	Managing Director, Nitrogen Division
Gary L. Floyd	50	Managing Director, Crop Protection and Seed
Michael J. Galvin	41	Managing Director, Credit and Farm Financing
Larry D. Graham	52	Managing Director, Rainbow Manufacturing
Greg Hutchison	47	Managing Director, Logistics
Robert Paarlberg	59	Managing Director, Information Technology
R. Macon Parker III	57	Managing Director, Asset Allocation
J. Billy Pirkle	43	Managing Director, Environmental, Health and Safety
Brad Rivers	40	Managing Director, Sales and Marketing Central Division
Randy Springs	54	Managing Director, Sales and Marketing Eastern Division
Greg St. Clair	47	Managing Director, Vigoro Seed
Michelle J. Weathers	49	Managing Director, Materials Purchasing

MAX BAER is the Senior Managing Director- International. From July 2001 to the summer of 2002 Mr. Baer served as Senior Managing Director-Materials Purchasing. From 1999 to July 2001 he was served as Managing Director-Materials Purchasing. From 1995 until 1999, Mr. Baer served as Vice President of Materials Purchasing for Royster-Clark and as a director of Royster-Clark from 1995 to 1999. From 1992 until 1995, he served as Chief Purchasing Officer where he assumed leadership of Royster-Clark’s fertilizer materials procurement and conducted its international trading activities. Mr. Baer has worked in the fertilizer industry for over 45 years.

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

GARY L. FLOYD is the Managing Director of Crop Protection and Branded Seed. Mr. Floyd has been a Managing Director since 1999. From 1992 to 1999, Mr. Floyd managed Royster-Clark’s Crop Protection business and served as the Vice President of Crop Protection and Seed from 1997 to 1999. He also served as a District Manager from 1990 to 1992 and Manager of Planning and Development, Crop Protection from 1987 until 1990. Mr. Floyd began his career in the fertilizer and crop protection products industry in 1980. Mr. Floyd is Past President of the North Carolina Crop Protection Association and a member of the Southern Crop Production Association and the Midwest Crop Life Association.

MICHAEL J. GALVIN has served as the Managing Director of Credit and Farm Financing since 1999. From 1996 until 1999, Mr. Galvin served as Vice President and General Credit Manager of Royster-Clark. Prior to 1996, Mr. Galvin was a Vice President and Regional Market Manager for Centura Bank. Mr. Galvin began his career in 1985 as a national bank examiner with the Comptroller of the Currency’s office. He is currently a member of the National Association of Credit Managers Atlantic Agricultural Conference.

LARRY D. GRAHAM has the Managing Director of Rainbow Production since 1999. From 1996 until 1999, Mr. Graham was employed by Agribusiness first serving as Senior Vice President with the Rainbow Division and then Senior Vice President—Sales. From 1994 until 1996, he served as General Manager—Rainbow. Prior to 1994, he has served in various sales and sales management positions of increasing responsibilities with IMC Global, including Vice-President and General Manager, Area Manager, Area Sales Manager and Sales Supervisor. Currently Mr. Graham is a director of the Fertilizer Industry Round Table.

GREG HUTCHISON has served as the Managing Director of Logistics since January 2000 when he joined Royster-Clark. From 1994 to 1999, Mr. Hutchison served as the Manager of Logistics with Hydro-Agri North America (now Yara North America) in Tampa, Florida. From 1981 to 1994 Mr. Hutchison worked for Shipyard River Terminal (a subsidiary of Shell Oil Company) in various positions of increasing operations, management and sales responsibility in Charleston, South Carolina.

ROBERT L. PAARLBERG has served as the Managing Director of Information Technology since 1999. From 1997 to 1999, Mr. Paarlberg served as Director of Information Systems for Agribusiness. From 1979 to 1997, he held various management and technical positions with Agribusiness and its predecessors, including Infrastructure Architect, Manager of Financial Systems, Manager of Microcomputer and Telecommunication Development and Senior Analyst. He has served on advisory boards to a number of technology publications, contributes to various industry publications concerning emerging technologies and has spoken at various technology and agricultural events.

R. MACON PARKER III has served the Managing Director of Asset Allocation since 2000 when he was promoted to the newly created position of Managing Director of Asset Allocation. Mr. Parker joined the Company in 1997 as a vice-president of marketing and has served in various roles in marketing, sales and administrative duties from 1999 to 2000. From 1985 to 1997 he held a position of sales representative for Western-Ag Minerals Company. Prior to 1985 he held several positions of increasing responsibility in several fertilizer industry related companies.

J. BILLY PIRKLE has served as the Managing Director of Environmental, Health and Safety since 1999. Prior to Royster-Clark Mr. Pirkle served in various Environmental Health and Safety roles with IMC Global from 1990—1999. Prior to joining IMC Global, Mr. Pirkle served as Plant Manager for Simplex Nails from 1987 until 1990 and as the Quality Control Manager for Interface Flooring from 1985 until 1987. Mr. Pirkle also serves as a member of the Board of Directors of Agricultural Retailers Association and as a director for the National Agronomic Environmental Health and Safety School. Mr. Pirkle has recently been named to the board of directors of The Asmark Institute which is a private, non-profit organization that provides a forum for state and national organizations to collaborate on regulatory issues affecting the nation’s agricultural retailers. The Asmark Institute supports agricultural industry responses to pending regulation from a common sense standpoint, develops solutions to new regulatory requirements and monitors enforcement activity for uniformity.

BRAD RIVERS has served as the Managing Director of Sales and Marketing for the Midwest Division since September 2000. From April 1999 to August 2000, he served as Director of Sales for the Southern Ohio Region. He served as Marketing Manager for Agribusiness from 1994 to 1999. Mr. Rivers began his career in 1982 working in various positions of increasing sales responsibility with Mid Ohio Chemical Company until acquired by Agribusiness in 1994.

RANDY SPRINGS has served as the Managing Director Sales and Marketing, Eastern Division since 2000. In 2000, Mr. Springs was promoted from Director of Sales for the state of South Carolina and the southeastern region of North Carolina, to his current position. From 1997 until 1999, he served as Sales Director for South Carolina. Mr. Springs joined Royster Company (previous to the merger of Royster Company and W.S. Clark, Inc.) in the early 1980’s serving as a retail location manager in Hemingway, South Carolina, until his promotion in 1997 to Sales Director.

GREG ST. CLAIR has served as the Managing Director of Vigoro Seed since 2003. Prior to his promotion to Managing Director in September 2003, Mr. St. Clair served as Director of Vigoro Seed. Mr. St. Clair has headed the Vigoro Seed division in his tenure with Royster-Clark, IMC AgriBusiness and Vigoro Industries, Inc. since 1996. From 1998 to 1996, Mr. St. Clair served in various capacities within the area of seed research with Madison Seed Company. From 1984 to 1988 Mr. St. Clair served as Regional Agronomist for Dekalb-Pfizer Genetics. Mr. St. Clair’s agricultural career began in 1979 as District Sales Manager for an Ohio based Seed Company. Mr. St. Clair has served on the Board of Directors for the Independent Professional Seedsman Association (IPSA), the Independent Corn Breeders Association. (ICBA) the Board of The Ohio Wheat Growers Association (OWGA) as well as the Southern Ohio Advisory Board for The Ohio Seed Improvement Association (OSIA).

MICHELLE J. WEATHERS has served as the Managing Director of Materials Purchasing since 2001 when she was promoted to Managing director. Prior to her promotion, Ms. Weathers served as Buyer – Materials from January of 2000 until July of 2001. Ms. Weathers served as Account Manager for Indiana for Agribusiness from 1997 until January 2000. In 1997 when Agribusiness purchased Hutson Co., Inc. she had served as Sales Supervisor of Northern Region since 1987.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary $	Bonus $	Other Annual Compensation $(1)	All Other Compensation $(2)
Francis P. Jenkins, Jr., Chairman and Chief Executive Officer	2004 2003 2002	499,990 499,990 499,990	200,000 200,000 200,000	— — —	51,290 51,800 51,800	(3) (3) (3)

G. Kenneth Moshenek, President and Chief Operating Officer	2004 2003 2002	385,000 385,000 349,981	100,000 100,000 75,000	— — —	7,811 5,295 4,020

Paul M. Murphy Chief Financial Officer	2004 2003 2002	250,000 250,000 160,577	60,000 60,000 40,000	— — —	3,149 2,925 3,736

Joel F. Dunbar Controller	2004 2003 2002	129,167 125,000 111,000	25,000 25,000 5,000	— — —	4,971 4,950 3,880

(1)	The aggregate amount of Other Annual Compensation in such fiscal year did not exceed the applicable threshold for disclosure.
(2)	Includes: (i) the value of the benefits for employer provided group term life insurance available to all employees except as noted for Mr. Jenkins in note (3) and (ii) matching contributions made by the Company to the account of the respective executive officer’s account in the Royster-Clark Savings & Investment plan (401K Plan).

		Group Life Insurance	401K Plan	Total
Mr. Jenkins	2004 2003 2002	1,290 1,800 1,800	— — —	1,290 1,800 1,800
Mr. Moshenek	2004 2003 2002	993 1,386 1,260	6,818 3,909 2,760	7,811 5,295 4,020
Mr. Murphy	2004 2003 2002	645 900 578	2,504 2,025 3,158	3,149 2,925 3,736
Mr. Dunbar	2004 2003 2002	333 450 400	4,638 4,500 3,480	4,971 4,950 3,880

(3)	Includes $50,000 paid in 2004, 2003 and 2002 for a life insurance policy described below.

Employment Agreements

In 1999 Mr. Jenkins entered into a five year employment agreement with the Company’s parent, Royster-Clark Group, Inc. (“RCG”), and with the Company, to serve as Chief Executive Officer (“CEO”). The agreement provides for an annual base salary of $499,990, subject to annual merit increases as determined by the RCG Board of Directors. Mr. Jenkins’ base salary for 2004 was $499,990. In addition to the annual base salary, Mr. Jenkins will be entitled to participate in an annual performance bonus plan based on individual criteria and/or executive incentive programs to be determined from time to time by the RCG Board of Directors and receive standard company benefits provided to executive officers from time to time. In addition to standard company benefits, the Company is to provide up to $50,000 per year to Mr. Jenkins to obtain a life insurance policy for the benefit of his wife and family. The initial term of Mr. Jenkins’s agreement expired in April 2004, but is subject to automatic renewal for successive one-year terms unless, in each case, either the executive or RCG gives 180 day prior notice of non-renewal. The employment agreement is terminable by the RCG board of directors with or without cause. In the event that the employment agreement is terminated without cause and provided that Mr. Jenkins complies with the confidentiality and non-competition covenants, he will be entitled to receive all payments due as base salary during the remainder of the one year employment term. Mr. Jenkins is subject to a non-competition covenant during the term of his agreement and continues for two years after his cessation of employment with RCG.

Mr. Moshenek signed an employment agreement with the Company in December 1999. Mr. Moshenek is to serve as President and Chief Operating Officer. The agreement for Mr. Moshenek provides for an annual base salary of $350,000, subject to annual merit increases as determined by the CEO of the Company. Mr. Moshenek’s base salary for 2004 was $385,000. In addition to the annual base salary, Mr. Moshenek will be entitled to participate in an annual performance bonus plan based on individual criteria and/or executive incentive programs to be determined from time to time by the Company, its Board of Directors or RCG and receive standard company benefits provided to executive officers from time to time. The initial term of Mr. Moshenek’s agreement expired in April of 2004, but was subject to automatic renewal for successive one-year terms unless, in each case, either the executive or the Company gives 180 day prior notice of non-renewal. Mr. Moshenek has provided the Company the required 180 day notice to exercise his right to not renew the contract which expires in April 2005.

Mr. Murphy signed an employment agreement with the Company in December 1999. Mr. Murphy is to serve as Chief Financial Officer. The agreement for Mr. Murphy initially provided for an annual base salary of $115,000, subject to annual merit increases as determined by the CEO of the Company. Mr. Murphy’s base salary for 2004 was $250,000. In addition to the annual base salary, Mr. Murphy will be entitled to participate in an annual performance bonus plan based on individual criteria and/or executive incentive programs to be determined from time to time by the Company, its Board of Directors or RCG and receive standard company benefits provided to executive officers from time to time. The initial term of Mr. Murphy’s agreement expired in April of 2004, but is subject to automatic renewal for successive one-year terms unless, in each case, either the executive or the Company gives 180 day prior notice of non-renewal. The employment agreement is terminable by the Board of Directors with or without cause. In the event that the employment agreement is terminated without cause and provided that Mr. Murphy complies with the confidentiality and non-competition covenants, he will be entitled to receive all payments due as base salary during the remainder of the one year employment term. He is subject to a non-competition covenant during the term of the agreement and continues for one year after his cessation of employment with the Company. RCG and the Company expect to enter into employment agreements with other key employees in the future as needed.

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

The Company makes contributions to the ESIP at the discretion of the Board of Directors. The Company also maintains three other defined contribution plans for union employees under collective bargaining agreements at six locations covering approximately 220 employees. Company contributions are based on the applicable provisions of each plan.

As a result of the 1999 acquisition of Agribusiness, the Company maintains a defined benefit plan covering certain employees of the acquired entity. In accordance with SFAS No. 87, Employers’ Accounting for Pensions, the Company recorded an additional minimum liability of $375 and $105 in 2004 and 2003, respectively. The defined benefit plan does not have a material impact on the accompanying consolidated balance sheets and statements of operations.

1999 Restricted Stock Purchase and Option Plan

Upon the acquisition of the Company by RCG, RCG created the 1999 Restricted Stock Purchase and Option Plan (herein referred to as the 1999 Plan). Under the terms of the 1999 Plan, 200,000 shares of RCG common stock have been reserved for issuance in the form of restricted share grants to current and future employees of RCG or Royster-Clark. Shares issued under the 1999 Plan are subject to certain restrictions on transfer of shares including the right of Royster-Clark Group to repurchase shares upon termination of a stockholder’s employment prior to the fifth anniversary of the closing, at a formula price. During the year ended December 31, 2000, 180,000 common stock shares were issued under this plan at a price equal to the fair value at date of grant. No common shares were issued under this plan during the years ended December 31, 2004, 2003 and 2002. During the year ended December 31, 2002, 17,500 shares were redeemed in connection to the resignation of Mr. Walter R. Vance, former chief accounting officer. No other share redemptions under this plan have occurred in 2003 or 2004.

In addition, 39,551 shares of common stock, 14,637 shares of Senior Preferred Stock and 8,229 shares of Junior Preferred Stock have been reserved for issuance pursuant to the exercise of stock options rolled over from the 1992 Stock Option Plan (herein referred to as the 1992 Plan) previously maintained by Royster-Clark. All options granted under the 1992 Plan were either cashed out at the merger consideration of $285 per share less the exercise price under the 1992 Plan or exchanged for an option to purchase 5.5 shares of common stock, 2.0 shares of Senior Preferred Stock and 1.1 shares of Junior Preferred Stock at the same exercise price as under the 1992 Plan. During 2003, stock options for 1,372 shares of common stock, 508 shares of Senior Preferred Stock and 285 shares of Junior Preferred Stock were redeemed. At December 31, 2004, options for 38,179 shares of common stock, 14,129 shares of Senior Preferred Stock and 7,944 shares of Junior Preferred Stock remain vested and outstanding under the 1999 Plan. No options were issued or exercised during the years ended December 31, 2004, 2003, and 2002.

Stock Options

The following table lists as of December 31, 2004, the number of shares of common and preferred stock underlying options held by the named executive officers and the value of unexercised in-the-money options:

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

Management presented a proposal for the Board to evaluate concerning executive compensation, but the Board has not made a decision concerning this issue during 2004. In the absence of a governing policy, the Board determined compensation for the chief executive officer by taking into consideration Mr. Jenkins’ contribution to the management of the Company and to persons with comparable experience and responsibilities.

The Company has not adopted a code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A comprehensive code of ethics which would cover these individuals is currently in draft form awaiting approval from senior management.

ITEM 12.    SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Shareholders

All of the outstanding capital stock of the Company is owned by Royster-Clark Group. The following table provides information about the beneficial ownership of the Royster-Clark Group common and preferred stock as of the December 31, 2004 by (1) each person or entity who owns five percent or more of the common or preferred stock, (2) each of our directors who is a stockholder, (3) our Chief Executive Officer and the other executive officers named in “ITEM 11 Executive Compensation” above who are stockholders, and (4) all of our directors and executive officers as a group.

	Number and Percent of Shares
	Royster-Clark Group Common Stock						Royster-Clark Group Preferred Stock
Name and Address of Beneficial Owners	Class A (1)			Class B (2)			Series A			Series B
	Number		Percent	Number		Percent	Number		Percent	Number		Percent

399 Venture Partners, Inc (3) 399 Park Avenue New York, New York 10043	299,761		32.3%	1,025,514		83.3%	395,104		63.7%	—		0.0%

CCT Partners VI, L.P. (3) 399 Park Avenue New York, New York 10043	52,899		5.7%	180,973		14.7%	69,724		11.2%	—		0.0%

Francis P. Jenkins, Jr. c/o Royster-Clark, Inc. 1251 Avenue of the Americas Suite 900 New York, New York 10020	355,638		38.3%	—		0.0%	110,032		17.7%	62,114		75.3%

G. Kenneth Moshenek c/o Royster-Clark, Inc. 999 Waterside Drive Suite 800 Norfolk, Virginia 23510	59,727	(4)	6.4%	—		0.0%	7,281	(4)	1.2%	4,095	(4)	5.0%

Paul M. Murphy c/o Royster-Clark, Inc. 999 Waterside Drive Suite 800 Norfolk, Virginia 23510	10,000		1.1%	—		0.0%	—		0.0%	—		0.0%

Thomas F. McWilliams c/o 399 Venture Partners, Inc. 399 Park Avenue New York, New York 10043	355,596	(5)	38.3%	1,216,532	(5)	98.8%	468,698	(5)	75.5%	—		0.0%

Charles E. Corpening c/o 399 Venture Partners, Inc. 399 Park Avenue New York, New York 10043	352,843	(6)	38.0%	1,207,115	(6)	98.0%	465,070	(6)	74.9%	—		0.0%

Randolph G. Abood c/o Royster-Clark, Inc. 1251 Avenue of the Americas Suite 900 New York, New York 10020	35,925	(7)	3.9%	—		0.0%	9,467	(7)	1.5%	5,333	(7)	6.5%

All directors and executive officers as a group (6 persons)	817,069		88.1%	1,217,160		98.8%	595,720		96.0%	71,542		86.7%

(1)	All percentages do not give effect to the shares of Royster-Clark Group Class A issuable upon conversion of Royster-Clark Group Class B Common Stock. See “—Royster-Clark Group Common Stock.”
(2)	Does not include shares of Royster-Clark Group Class B Common Stock issuable upon conversion of Royster-Clark Group Class A Common Stock. See “—Royster-Clark Group Common Stock.”
(3)	The general partner of CCT Partners VI, L.P. is the chairman of 399 Venture Partners, Inc.
(4)	Includes 17,792 shares of Common Stock, 6,584 shares of Series A and 3,702 shares of Series B Preferred Stock subject to options that are currently exercisable.
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

In addition to the common stock and preferred stock, 399 Ventures holds a $10 million subordinated note of Royster-Clark Group that does not require cash interest payments. The total number of shares of Royster-Clark Group preferred stock outstanding as of the recapitalization the Company on April 1, 1999 was 682,014 shares. During 2003, 895 shares were redeemed and as of December 31, 2004 approximately 681,119 shares of preferred stock were outstanding.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

KPMG LLP (“KPMG”) acts as the principal auditor for the Company and also provides certain audit, audit-related, tax and other services. The following table sets forth the aggregate fees billed or expected to be billed by KPMG for 2004 and 2003 for audit and non-audit services (as well as “out-of-pocket” costs incurred in connection with these services) and are categorized in accordance with Securities Exchange Commission (“SEC”) regulations (dollars in thousands). The nature of the services provided in each such case is described following the table.

Types of fees	2004	2003
Audit fees	$450	445
Audited-related fees	266	96

Total audit and audit-related fees	716	541

Tax fees	216	143

Total fees	$932	684

Audit fees—Consists of professional services rendered for the audits of the consolidated financial statements of the Company, quarterly reviews and assistance with the review of documents filed with the SEC.

Audit-related fees—Consists of assurance and related services related to employee benefit plan audits, consultations concerning financial accounting and reporting standards.

Tax fees—Consists of professional services rendered for tax compliance related to the preparation and filing of the Company’s Federal and required state and local tax returns, tax advise, tax planning and advice on responses to Federal and state notices that may occasionally arise. Services rendered also include tax advice related to issues related to the potential initial public offering discussed in Recent Developments- Evaluation of an Initial Public Offering under item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

No fees were paid to KPMG for services other than audit, audit-related or tax services in 2004 or 2003.

The chief executive officer and chief financial officer pre-approve services provided by KPMG to the Company in connection with the annual audit, quarterly reviews, tax compliance services and services rendered related to employee benefit plans. Periodically, issues arise that require consultations concerning financial accounting and reporting standards. The chief financial officer generally initiates or is aware and approves of such services prior to the services being rendered.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) (1)    Financial statements: See the Index to Consolidated Financial Statements which appears on page F-1 hereof.

(2)    Financial Statement Schedules:

Financial statement schedules required to be included in this report are shown in Schedule II attached or in the financial statements and notes thereto included in Item 8 of this report or have been omitted because they are not applicable.

(3)    Exhibits:

3.01	Restated Certificate of Incorporation of the Company. †
3.02	Certificate of Amendment of Restated Certificate of Incorporation of the Company. †
3.03	Amended and Restated Bylaws of the Company. †
4.01	Indenture dated as of April 22, 1999 by and among the Company, the Guarantors, and the United States Trust Company of New York, as Trustee. †
4.02	Form of 10 1/4% First Mortgage Note Due 2009 (Included in Exhibit 4.01)†
10.04	Supply Agreement dated as of April 22, 1999 among IMC Kalium Ltd., IMC-Agrico Company and the Company. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. †
10.05	Company Employee Savings and Investment Plan. †
10.06	Royster-Clark Group, Inc. 1999 Restricted Stock Purchase and Option Plan. †
10.07	Employment Agreement dated as of April 22, 1999 by and among Francis P. Jenkins, Jr., Royster-Clark Group, Inc. and Royster-Clark, Inc. †
10.16	Employment Agreement dated as of December 1, 1999 between Royster-Clark, Inc. and G. Kenneth Moshenek. ††
10.20	Employment Agreement dated as of December 1, 1999 between Royster-Clark, Inc. and Paul M. Murphy. †††
10.21	Amendment and Restatement of the April 22, 1999 Revolving Credit Agreement, dated as of December 22, 2003, among the Company, certain subsidiaries of the Company as the co-borrowers, various financial institutions as lenders, U.S. Bank National Association, as the administrative agent, a collateral agent and a lead arranger, The CIT Group/Business Credit, Inc., as a collateral agent and a lead arranger, and Bank of America, N.A. as a lead arranger. ‡
10.22	First Amendment to Amended and Restated Revolving Credit Agreement Among Royster-Clark, Inc., various financial institutions, U.S. Bank National Association, the CIT Group/Business Credit, Inc., and Supplement Amending the Borrower Pledge and Security Agreement and Subsidiary Pledge and Security Agreement dated March 26, 2004. ‡‡
10.23	Stock Purchase Agreement dated December 10, 2004 with Rentech Development Corporation, as amended by Amendments One, Two and Three as to termination date as reported by Exhibit 99.01 to Current Reports on Form 8-K filed on January 24, 2005, March 7, 2005 and March 8, 2005, respectively) *
12.01	Statement of Computation of Ratio of Earnings to Fixed Charges. *
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Royster-Clark, Inc. *
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Royster-Clark, Inc. *
32.01	Certifications of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350, for the year ended December 31, 2004. *

32.02	Certifications of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350, for the year ended December 31, 2004. *
99.01	Allowance for Doubtful Accounts-Royster-Clark, Inc.*

†	Incorporated by reference to Registration Statement on Form S-4 (Reg. No.: 333-81235) where it has been filed as an Exhibit.
††	Incorporated by reference to identically numbered exhibit to Form 10K for the annual period ended December 31, 2000 (Reg. No.: 333-81235) filed on April 2, 2001
†††	Incorporated by reference to identically numbered exhibit to Form 10K for the annual period ended December 31, 2002 (Reg. No.: 333-81235) filed on March 31, 2003
‡	Incorporated by reference to identically numbered exhibit to Form 10K for the annual period ended December 31, 2003 (Reg. No.: 333-81235) filed on March 30, 2004
‡‡	Incorporated by reference to identically numbered exhibit to Form 10Q for the quarterly period ended March 31, 2004 (Reg. No.: 333-81235) filed on May 14, 2004
*	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 30, 2005	ROYSTER-CLARK, INC.

	By:	/s/ FRANCIS P. JENKINS, JR.
Francis P. Jenkins, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

	Signature	Title	Date

By:	/s/ FRANCIS P. JENKINS, JR. Francis P. Jenkins, Jr.	Chairman of the Board	March 30, 2005

By:	/s/ CHARLES E. CORPENING Charles E. Corpening	Director	March 30, 2005

By:	/s/ THOMAS F. MCWILLIAMS Thomas F. McWilliams	Director	March 30, 2005

By:	/s/ RANDOLPH G. ABOOD Randolph G. Abood	Director	March 30, 2005

By:	/s/ PAUL M. MURPHY Paul M. Murphy	Chief Financial Officer	March 30, 2005

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

ROYSTER-CLARK, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Royster Clark, Inc.:

We have audited the accompanying consolidated balance sheets of Royster Clark, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholder’s equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Royster Clark, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

March 15, 2005	/s/ KPMG LLP
Norfolk, Virginia

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(Dollars in thousands)

	2004	2003
Assets (Note 9)
Current assets:
Cash	$367	886
Trade accounts receivable, net of allowance for doubtful accounts of $5,059 and $5,938 at December 31, 2004 and 2003, respectively	88,580	85,304
Other receivables	4,779	19,983
Inventories (note 4)	283,937	255,365
Prepaid expenses and other current assets	2,733	2,876

Total current assets	380,396	364,414

Property, plant and equipment, net (notes 5, 9 and 10)	149,047	165,685
Goodwill (note 6)	16,540	16,540
Deferred financing costs, net of accumulated amortization of $11,299 and $9,018 at December 31, 2004 and 2003, respectively	8,117	9,904
Other assets, net (note 6)	7,970	9,375

	$562,070	565,918

Liabilities and Stockholder’s Equity
Current liabilities:
Customer deposits (note 7)	$87,943	65,004
Accounts payable	59,988	69,461
Accrued expenses and other current liabilities (note 13)	26,127	25,234

Total current liabilities	174,058	159,699
Senior secured credit facility (note 9)	125,224	142,979
10 1/4% First Mortgage Notes due 2009 (note 10)	200,000	200,000
Other long-term liabilities (notes 13 and 14)	7,546	8,548

Total liabilities	506,828	511,226

Stockholder’s equity (note 9):
Common stock, no par value. Authorized 350,000 shares; issued and outstanding at December 31, 2004 and 2003, 1 share	—	—
Additional paid-in capital	88,599	88,599
Accumulated deficit	(32,233)	(33,158)
Accumulated other comprehensive loss (note 12)	(1,124)	(749)

Total stockholder’s equity	55,242	54,692
Commitments, contingencies and subsequent events (notes 3, 11, 12, 13, 14, 15 and 21)

	$562,070	565,918

See accompanying notes to consolidated financial statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

	2004	2003	2002
Net sales (note 19)	$1,071,019	959,863	898,089
Cost of sales	884,182	777,742	716,497

Gross profit	186,837	182,121	181,592
Selling, general and administrative expenses	156,713	157,130	160,206
Loss on disposal of property, plant and equipment, net	970	1,406	1,219

Operating income	29,154	23,585	20,167
Interest expense (note 7)	(27,818)	(29,479)	(29,303)
Gain on sale of natural gas contracts (note 15)	—	—	1,893

Income (loss) before income taxes	1,336	(5,894)	(7,243)
Income tax expense (benefit) (note 8)	311	15,444	(2,643)

Net income (loss)	$1,025	(21,338)	(4,600)

See accompanying notes to consolidated financial statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

AND COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

	Common stock issued		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholder’s equity
	Shares	Amount
Balance at December 31, 2001	1	$—	88,599	(7,016)	—	81,583
Net loss	—	—	—	(4,600)	—	(4,600)
Recognition of minimum pension liability, net of tax	—	—	—	—	(644)	(644)

Total comprehensive loss						(5,244)
Dividend to Royster-Clark Group, Inc. (note 3)	—	—	—	(62)	—	(62)

Balance at December 31, 2002	1	—	88,599	(11,678)	(644)	76,277
Net loss	—	—	—	(21,338)	—	(21,338)
Recognition of minimum pension liability, net of tax	—	—	—	—	(105)	(105)

Total comprehensive loss						(21,443)
Dividend to Royster-Clark Group, Inc. (note 3)	—	—	—	(142)	—	(142)

Balance at December 31, 2003	1	—	88,599	(33,158)	(749)	54,692
Net income	—	—	—	1,025	—	1,025
Recognition of minimum pension liability	—	—	—	—	(375)	(375)

Total comprehensive income						650
Dividend to Royster-Clark Group, Inc. (note 3)	—	—	—	(100)	—	(100)

Balance at December 31, 2004	1	$—	88,599	(32,233)	(1,124)	55,242

See accompanying notes to consolidated financial statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$1,025	(21,338)	(4,600)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	2,076	2,148	2,630
Depreciation and amortization	26,615	28,057	28,179
Loss on disposal of property, plant and equipment	970	1,406	1,219
Write-off of deferred financing costs	—	227	—
Amortization of imputed interest	—	487	—
Deferred income tax expense (benefit)	—	16,515	(3,023)
Changes in operating assets and liabilities increasing (decreasing) cash:
Trade accounts receivable	(5,352)	8,725	(25,053)
Other receivables	15,204	16,670	(12,272)
Inventories	(28,572)	(5,417)	(41,873)
Prepaid expenses and other current assets	143	(422)	(80)
Other assets	279	(2,751)	(943)
Accounts payable	(9,473)	(12,842)	18,248
Accrued expenses and other current liabilities	944	(2,467)	155
Other long-term liabilities	(564)	(566)	(294)

Total adjustments	2,270	49,770	(33,107)

Net cash provided by (used in) operating activities	3,295	28,432	(37,707)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	2,362	2,130	2,380
Purchases of property, plant and equipment	(9,723)	(11,109)	(6,930)
Purchase of technology and patent licenses	(800)	(700)	(702)

Net cash used in investing activities	(8,161)	(9,679)	(5,252)

Cash flows from financing activities:
Proceeds from senior secured credit facility	369,163	358,888	356,923
Payments on senior secured credit facility	(386,918)	(359,030)	(303,046)
Payments on vendor financing note	—	(22,227)	—
Principal payments on long-term debt	(243)	(25)	(7,171)
Dividend paid to Royster-Clark Group, Inc.	(100)	(142)	(62)
Net increase (decrease) in customer deposits	22,939	7,804	(3,700)
Payment of deferred financing costs	(494)	(4,117)	—

Net cash provided by (used in) financing activities	4,347	(18,849)	42,944

Net decrease in cash	(519)	(96)	(15)
Cash, beginning of year	886	982	997

Cash, end of year	$367	886	982

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$27,619	29,200	29,438

Cash paid during the year for income taxes	$354	1,223	294

(Continued)

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

Supplemental disclosure of noncash investing and financing activities:
During 2004 and 2003, the Company recognized additional minimum pension liability of $375 and $169, respectively, as reflected by the change in other long-term liabilities.

In 2002, the Company entered into a short-term financing arrangement with a finance company related to one of the Company’s vendors. The financing entailed the exchange of trade accounts payable for the note payable in the amount of $22,227. As the Company was not required to pay interest on this note for the first six months of 2003, interest was imputed and the note was recorded net of $487 that was recorded as a reduction of the cost of inventory purchased with the arrangement.

As discussed in notes 6 and 13 to the consolidated financial statements, the Company entered into an exclusive license to use and market a new technology for approximately $4,102 during 2002. Payments of $800, $700 and $702 were made in 2004, 2003 and 2002, respectively, while the remaining amounts will be paid through 2006. The remaining liability of $1,900 is reflected as $900 in accrued expenses and other current liabilities and $1,000 in other long-term liabilities.

See accompanying notes to consolidated financial statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share amounts)

(1)    Description of Business

Royster-Clark, Inc. (herein referred to as Royster-Clark or the Company) is a retail and wholesale distributor of mixed fertilizer, fertilizer materials, seed, crop protection products and agronomic services to farmers, primarily in the Southeast and Midwest regions of the United States. The Company’s operations consist of retail farm centers (Farmarkets®), granulation, blending and seed processing facilities, and a network of storage and distribution terminals and warehouses. In addition, the Company operates two nitrogen-manufacturing plants that supply the retail and wholesale distribution businesses with nitrogen fertilizer and industrial products. The Company is a wholly owned subsidiary of Royster-Clark Group, Inc.

(2)    Summary of Significant Accounting Policies

(a)    Principles of Consolidation

The consolidated financial statements include the accounts of Royster-Clark, Inc. and its subsidiaries, as listed in note 16. All significant intercompany balances and transactions have been eliminated.

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

(d)    Concentration of Credit Risk

The Company sells its products and services to farmers and retail dealers primarily in the major farming regions in the Southeastern and Midwestern United States. Since 1999, sales occurring between March and July have varied from approximately 68% to 73% of annual sales based upon planting, growing and harvesting cycles. In 2004, approximately 71% of the Company’s sales were made between March and July. No single customer or group of affiliated customers accounted for more than 10% of the Company’s net sales.

In addition to the concentration of sales between March and July, the Company is impacted by a number of other factors, including weather conditions and prevailing prices for fertilizer and other crop production inputs, including natural gas.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share amounts)

Weather conditions can significantly impact the results of operations. Adverse weather conditions during the planting season may force farmers to either delay or abandon their planting, which may lead to lower use of fertilizer, seed and crop protection products.

(e)    Other Receivables

Other receivables primarily consist of vendor rebates of $3,342 and $12,470 at December 31, 2004 and 2003, respectively. Vendor rebates represent amounts due from suppliers on crop protection, seed and fertilizer products. Vendor rebates are accrued at the time of sale of the related product so long as a reasonably estimable rebate percentage derived from a binding arrangement is evident and the receipt of such payment is deemed probable. When these conditions cannot be met, earnings will be recorded when payment is received. Other receivables also include amounts due from other fertilizer companies related to product exchanges of $576 and $5,191 at December 31, 2004 and 2003, respectively.

(f)    Inventories

Inventories are stated at the lower of cost or market, with cost being determined by the weighted average cost method. Costs directly associated with warehousing and distribution are capitalized into crop protection and seed inventories. Total warehousing and distribution costs capitalized into inventories amounted to $2,945 and $3,347 at December 31, 2004 and 2003, respectively.

(g)    Derivative Instruments and Hedging Activities

The Company accounts for derivatives in accordance with Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires that all derivative instruments be recorded on the balance sheet at their fair values.

The Company enters into certain futures contracts related to its grain and seed purchases in order to minimize the effects of price volatility on the Company’s results of operations. In accordance with Statement 133, these contracts are recognized on the balance sheet at their fair value. Changes in the fair values of these contracts are reported in current period earnings.

(h)    Property, Plant and Equipment

Property, plant and equipment are stated at cost. All assets are depreciated using the straight-line method using the following estimated useful lives:

Buildings and land improvements	7-20 years
Machinery and equipment	7-10 years
Furniture, fixtures and office equipment	3-10 years

(i)    Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the estimated fair value at the date of acquisition of the net assets acquired. The Company adopted the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share amounts)

combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The Company completed the required annual test for impairment of goodwill during the fourth quarter. No goodwill impairment was indicated.

(j)    Deferred Financing Costs

Deferred financing costs for the First Mortgage Notes are being amortized using the effective interest method over the term of the related debt facility. The deferred financing costs related to the Senior Secured Credit Facility are being amortized on a straight-line basis.

(k)    Other Assets

Other assets are primarily comprised of patent and technology licensing agreements, catalysts, precious metals, repair parts inventory, long-term prepaid expenses, long-term notes receivable, non-compete agreements, and various security deposits. The cost of patents and technology licensing agreements are being amortized over the greater of the pattern in which economic benefits of the patent and technology licensing agreements are consumed or otherwise used up, or straight line over the estimated useful lives of the respective assets. Precious metals and repair parts are expensed as used. Catalysts are amortized on a straight-line basis over their expected lives which range from eight to ten years. The non-compete agreements are being amortized on a straight-line basis over their contract terms, which are each three years.

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

(m)    Stock-Based Employee Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its stock-based employee compensation plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. FASB Statement No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by Statement 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement 123. There is no impact on net income in any period presented.

(n)    Impairment of Long-Lived Assets

In accordance with Statement 144, the Company reviews long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, for impairment whenever events or changes in

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share amounts)

circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

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

(p)    Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholder’s equity that, under U.S. generally accepted accounting principles, are excluded from net income. For the Company, such items consist primarily of losses due to minimum pension liability adjustments for the defined benefit pension plan related to a small group of employees.

(q)    Revenue Recognition

The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, persuasive evidence of an arrangement exists, the sales price is fixed and determinable and collection of the relevant receivable is probable.

(r)    Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share amounts)

(s)    Reclassifications

Certain reclassifications have been made to the consolidated financial statements as of and for the years ended December 31, 2003 and 2002, in order to conform to the financial statement presentation as of and for the year ended December 31, 2004.

(3)    Capitalization of Royster-Clark Group, Inc.

Royster-Clark Group, Inc. (RCG) was originally formed for the purpose of acquiring all of the outstanding stock of Royster-Clark and to enable the Company to purchase IMC AgriBusiness, Inc. (AgriBusiness) and IMC Nitrogen Company. RCG is a holding company with no operations independent of those of Royster-Clark. Although Royster-Clark is not legally liable for the obligations of RCG, the ability of RCG to meet its obligations is dependent on Royster-Clark’s ability to pay dividends to RCG in an amount sufficient to service these obligations, including dividend payments on RCG’s preferred stock, and principal and interest payments on RCG’s Junior Subordinated Notes. The following paragraphs summarize the terms of RCG’s outstanding securities.

During 1999, RCG issued $20,000 of Junior Subordinated Notes bearing interest at an annual rate of 12%. Through maturity, RCG may elect to pay interest due in the form of additional Junior Subordinated Notes. The notes, including additional notes issued in lieu of interest, are due April 2010. As of December 31, 2004, interest of approximately $18,866 has accrued under the Junior Subordinated Notes. Of these notes, $10,000 are exchangeable after three years for unregistered notes with rights similar to those of the Royster-Clark 10 1/4% First Mortgage Notes due 2009 (herein referred to as the First Mortgage Notes), subject to compliance with the terms of the debt obligations of Royster-Clark. The terms of the indenture and the other debt obligations currently prohibit such exchange and are expected to prohibit this exchange for the foreseeable future.

During 1999, RCG issued 607,140 shares of 12% Series A Senior Cumulative Compounding Preferred Stock (herein referred to as the Senior Preferred Stock), 132,636 of which were issued to former stockholders of Royster-Clark in conjunction with the 1999 acquisition of Royster-Clark, with a $0.01 per share par value and a liquidation value of $100 per share. Dividends are payable annually at the rate of $12 per share per annum when, as and if declared by the board of directors. Additional dividends accrue on unpaid dividends. As of December 31, 2004, there is approximately $55,247 in accumulated dividends. In the event that RCG shall be liquidated, dissolved or wound up, whether voluntarily or involuntarily, after all creditors of RCG shall have been paid in full, the holders of the Senior Preferred Stock shall be entitled to receive an amount equal to $100 in cash per share plus an amount equal to full cumulative dividends accrued and unpaid before any proceeds are paid to the holders of the Series B Junior Preferred Stock (discussed further below) or the RCG common stock. During 2003, 573 shares were redeemed with no shares being redeemed during 2004. At December 31, 2004, there were 606,567 shares outstanding.

RCG issued 74,874 shares of Series B Junior Cumulative Compounding Preferred Stock (herein referred to as the Junior Preferred Stock), all of which were issued to former stockholders of Royster-Clark in conjunction with the 1999 acquisition of Royster-Clark, with a $0.01 per share par value and a liquidation value of $100 per share. The holders of the Junior Preferred Stock were not be entitled to receive any dividends until April 2004. Thereafter, the holders of the Junior Preferred Stock shall be entitled to receive, when, as and if declared by the board of directors, cash dividends at the rate of $12 per share. Dividends are payable annually at the rate of $12 per share per annum when, as and if declared by the board of directors. Additional dividends accrue on unpaid dividends. As of December 31, 2004, there is approximately $684 in accumulated dividends. In the event that RCG shall be liquidated, dissolved or wound up, whether voluntarily or involuntarily, after all creditors of RCG

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share amounts)

have been paid in full and the holders of any Senior Preferred Stock have been paid, the holders of the Junior Preferred Stock shall be entitled to receive an amount equal to $100 in cash per share plus an amount equal to cumulative dividends accrued and unpaid before any proceeds are paid to the holders of the RCG common stock. During 2003, 323 shares were redeemed with no shares being redeemed during 2004. At December 31, 2004, there were 74,551 shares outstanding.

During 1999, the common stock was issued in two series, Class A and Class B, with 2,200,000 and 2,000,000 shares authorized, respectively. RCG issued a total of 908,426 shares of Class A $0.01 par common stock and 1,231,600 of Class B no par common stock, of which 368,426 of the Class A common stock was issued to former stockholders of Royster-Clark in conjunction with the 1999 acquisition of Royster-Clark. The rights and privileges are identical between the two classes except with regards to voting rights. The holders of Class A common stock have the general right to vote for all purposes while the holders of Class B common stock have no voting rights. Each record holder of Class A common stock will be entitled to convert any or all of such holder’s Class A common stock into the same number of shares of Class B common stock and vice versa. So long as any shares of any class of common stock are outstanding, RCG will at all times reserve and keep available out of its authorized but unissued shares of Class A common stock and Class B common stock (or any shares of Class A common stock or Class B common stock which are held as treasury shares), the number of shares sufficient for issuance upon conversion. During 2003 and 2002, 1,590 and 17,500 shares of Class A common stock were redeemed with no shares being redeemed during 2004. At December 31, 2004, there were 889,336 shares outstanding of Class A common stock and 1,231,600 shares of Class B common stock outstanding.

The Company paid a dividend to RCG of $100, $142 and $62 for the years ended December 31, 2004, 2003 and 2002, respectively, to fund its operating expenses.

(4)    Inventories

Inventories at December 31, 2004 and 2003 consist of the following:

	2004	2003
Crop protection products	$61,088	79,792
Fertilizers	33,716	34,431
Raw materials	135,014	90,756
Seeds	38,269	33,745
Sundries and other	15,850	16,641

	$283,937	255,365

(5)    Property, Plant and Equipment

Property, plant and equipment at December 31, 2004 and 2003 consist of the following:

	2004	2003
Land	$13,919	14,281
Buildings	66,530	66,408
Machinery and equipment	188,751	184,665
Construction-in-progress	1,748	1,226

	270,948	266,580
Less accumulated depreciation	121,901	100,895

	$149,047	165,685

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share amounts)

Included in land and buildings above are assets held for sale, which are carried at the lower of their cost or their estimated net fair value, less estimated costs to sell. The carrying value of these assets was $152 and $3,080 at December 31, 2004 and 2003, respectively. Of the assets classified as held for sale as of December 31, 2003, assets with a carrying value of $1,644 were not sold during 2004 and as such, in accordance with Statement 144, are no longer classified as held for sale. Additional depreciation of $393 was recorded during 2004 on these assets for the period while they were classified as held for sale and the assets are presented in property, plant and equipment at the lower of carrying value adjusted for depreciation not previously recorded or at market values. The Company continues to pursue the orderly disposition of these assets.

(6)    Goodwill and Intangible Assets

Goodwill

Upon adoption of Statement 142, the Company was required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform to the new classification criteria in FASB Statement No. 141, Business Combinations, for recognition separate from goodwill. The Company also was required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption.

The Company was required to test goodwill for impairment as of January 1, 2002 and annually thereafter, in accordance with the provisions of Statement 142. The results of this analysis and subsequent annual assessments did not require the Company to recognize an impairment loss.

Intangible Assets

The gross carrying value and accumulated amortization of major classes of intangible assets as of December 31, 2004 are as follows:

	Gross carrying amount	Weighted average amortization period	Accumulated amortization	Net
Amortizing intangible assets:
Technology and patent licenses	$4,102	7.0 yrs	$1,617	2,485
Noncompete agreements	1,718	3.0 yrs	1,625	93
Other	315	8.1 yrs	138	177

Total	$6,135		$3,380	2,755

Aggregate amortization expense for amortizing intangible assets for the years ended December 31, 2004 and 2003 was $856 and $1,084, respectively. During the year ended December 31, 2004, amortizing intangible assets of $15 were added for noncompete agreements. Estimated amortization expense of intangible assets for the next five years is: $625 in 2005, $541 in 2006, $537 in 2007, $537 in 2008, $435 in 2009 and $20 for years thereafter.

(7)    Customer Deposits

The Company accepts both interest bearing and non-interest bearing customer deposits. Customer deposits are refundable upon demand either in cash or product. Interest rates paid on customer accounts vary based on

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share amounts)

economic conditions and are posted at the locations where the Company accepts customer deposits. The range of interest rates accruing on customer deposits is as follows:

	Low	High
Years ended December 31:
2004	6.00%	6.25%
2003	6.00%	6.75%
2002	6.75%	8.00%

Interest expense on customer deposits totaled $1,182, $1,200 and $1,472 for the years ended December 31, 2004, 2003 and 2002, respectively.

Certain customer deposits are from officers or employees of the Company. At December 31, 2004 and 2003, these deposits from related parties totaled $2,598 and $2,398, respectively.

(8)    Income Taxes

Total income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002 was allocated as follows:

	2004	2003	2002
Income (loss) from continuing operations	$311	15,444	(2,643)
Accumulated other comprehensive loss, recognition of minimum pension liability	—	(64)	(395)

	$311	15,380	(3,038)

Components of income tax expense (benefit) on income (loss) before income taxes for the years ended December 31, 2004, 2003 and 2002 consist of the following:

	Current	Deferred	Total
Year ended December 31, 2004:
Federal	$—	—	—
State	311	—	311

	$311	—	311

Year ended December 31, 2003:
Federal	$(881)	13,516	12,635
State	(190)	2,999	2,809

	$(1,071)	16,515	15,444

Year ended December 31, 2002:
Federal	$310	(2,474)	(2,164)
State	70	(549)	(479)

	$380	(3,023)	(2,643)

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share amounts)

The effective income tax rate on income (loss) before income taxes for 2004, 2003 and 2002 of 23.3%, (262)% and 36.5%, respectively, differs from the “expected” federal statutory income tax rate of 34% due to the following:

	Year ended December 31,
	2004	2003	2002
Expected income tax expense (benefit)	$454	(2,004)	(2,463)
Nondeductible expenses, including goodwill amortization and meals and entertainment	104	116	135
State taxes, net of federal tax effect	205	(339)	(316)
Change in valuation allowance attributable to operations	(425)	18,360	—
Other	(27)	(689)	1

	$311	15,444	(2,643)

The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the deferred tax assets and liability at December 31, 2004 and 2003, relate to the following:

	2004	2003
Deferred tax assets:
Trade accounts receivable, due to allowance for doubtful accounts and discounts	$1,954	2,293
Accrued expenses, due to accrued vacation and certain other accruals for financial statement purposes	9,011	9,121
Operating loss and other tax credit carryforwards	19,176	19,391
Inventories, due to costs capitalized for tax purposes, and obsolescence and shrink reserves reflected for financial statement purposes	806	784
Less valuation allowance	(17,135)	(17,560)

Total gross deferred tax assets	13,812	14,029
Deferred tax liability—
Property, plant and equipment due to differences in depreciation and basis differences resulting from purchase accounting	(13,812)	(14,029)

Net deferred tax asset	$—	—

The Company generated net operating loss carryforwards of $6,427 during 2003 which will expire in 2023 and $42,430 during 2000 which will expire in 2020.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred taxes will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income, the reversal of deferred tax liabilities, and tax planning strategies in making this assessment. Based on the fact that, prior to 2004, the Company has had more than three consecutive years of losses, management cannot assert that it is more likely than not that the net deferred tax assets as of December 31, 2004 will be realized. Accordingly, the Company has maintained a full valuation allowance against its net deferred tax assets at December 31, 2004.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share amounts)

(9)    Senior Secured Credit Facility

The Company maintains a senior secured credit facility (credit facility) from a consortium of banks that was negotiated in December 2003. The credit facility allows for borrowings up to $225,000, subject to certain borrowing base limitations. The credit facility expires in December 2006 and bears interest at LIBOR plus a spread based on the Company’s leverage. The credit facility will employ prime interest loans at times. The weighted average rate of the credit facilities was 5.19% at December 31, 2004 and 4.69% at December 31, 2003. The credit facility is secured by (1) a lien on all accounts receivable, inventory and certain other assets of the Company and its subsidiaries (except for the collateral securing the First Mortgage Notes, as discussed in note 10), (2) all of the common stock of the Company, and (3) all of the common stock of the Company’s subsidiaries, except for the equity interests of certain subsidiaries pledged to secure the First Mortgage Notes. Amounts outstanding under the credit facility totaled $125,224 and $142,979 at December 31, 2004 and 2003, respectively.

The credit facility is subject to certain covenants, including limitations on additional indebtedness, limitations on liens, limitations on capital expenditures and maintenance of certain required financial ratios. The credit facility also restricts the payment of dividends by the Company to RCG. Dividends are restricted to (1) amounts necessary to enable RCG to pay overhead expenses in an amount not to exceed $2,000; (2) amounts necessary to enable RCG to pay income and other taxes; and (3) $1,000 over the life of the agreement for the purpose of repurchasing, redeeming or otherwise acquiring and retiring any capital stock, stock warrants, stock options or other rights to acquire capital stock of RCG. Dividends made under the third provision are further restricted in that such dividends may not be made if a default has occurred (or would occur if the dividend payments were made), or such dividend payments would result in noncompliance with any financial covenants. As of December 31, 2004, the Company was in violation of the minimum earnings before interest, taxes, depreciation and amortization (EBITDA) covenant of $58,000. In March 2005, the consortium of lenders formally waived this violation and amended the EBITDA and tangible net worth covenants for the quarterly measurement dates through the remaining term of the credit facility.

During 2004, the Company incurred an additional $144 of deferred financing costs in connection with the credit facility that was established in December 2003. These costs were combined with $3,605 of deferred financing costs incurred during 2003 in connection with the establishment of the credit facility and unamortized deferred financing costs of $419 associated with the former credit facility for a total of $4,168 and are being amortized on a straight-line basis over the life of the credit facility.

(10)    Royster-Clark, Inc. 10 1/4% First Mortgage Notes Due 2009

The Company issued $200,000 of 10 1/4% First Mortgage Notes due April 2009 (herein referred to as the First Mortgage Notes) on April 22, 1999 to partially finance the acquisition of AgriBusiness. The First Mortgage Notes bear interest at 10.25% payable semi-annually in arrears. The First Mortgage Notes are secured by 17 principal properties, related fixtures, and equipment and other related assets and a pledge of equity of certain subsidiaries. RCG and certain subsidiaries also unconditionally guarantee the First Mortgage Notes. The First Mortgage Notes were not redeemable prior to April 1, 2004, except in the case of a change of control or a public offering in the first three years after the issue date. Thereafter, the First Mortgage Notes are redeemable in whole or in part, at the Company’s option, at a 5.125% premium, declining ratably to par on April 1, 2007, plus accrued and unpaid interest, if any, to the date of redemption.

The First Mortgage Notes are subject to certain covenants, including restrictions on dividend payments and retirement of equity interests, issuance of new indebtedness or preferred stock and certain transactions with

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

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

(11)    Operating Leases

The Company leases various types of equipment, office and other facilities and rail cars under operating leases; remaining terms range from less than one year to less than six years. Future minimum lease payments under noncancelable operating leases as of December 31, 2004 are as follows:

Years ending December 31:
2005	$12,201
2006	8,815
2007	3,874
2008	1,527
2009	826
Thereafter	66

Total	$27,309

Rental expense for all operating leases was approximately $16,394, $16,409 and $16,935 for the years ended December 31, 2004, 2003 and 2002, respectively.

(12)     Employee Benefit Plans

(a)    Defined Contribution Plan

The Company maintains a defined contribution Employee Savings and Investment Plan (ESIP) covering substantially all full-time employees of the Company. Participants are allowed to contribute to the ESIP up to 70% of their salary on a pre-tax basis, up to the maximum allowed under Internal Revenue Service regulations. The Company makes contributions to the ESIP at the discretion of the board of directors. The Company also maintains three other defined contribution plans for union employees under collective bargaining agreements at seven locations. Company contributions are based on the applicable provisions of each plan. Total contributions of $1,651, $1,616 and $1,707 were made to the ESIP and other defined contribution plans during the years ended December 31, 2004, 2003 and 2002, respectively.

(b)    Defined Benefit Plan

As a result of the 1999 acquisition of AgriBusiness, the Company maintains a defined benefit plan covering certain employees of the acquired entity. In accordance with FASB Statement No. 87, Employers’ Accounting for Pensions, the Company recorded an additional minimum liability of $375 in 2004, $105, net of related income taxes in 2003 and $644, net of related income taxes in 2002. The defined benefit plan does not have a material impact on the accompanying consolidated balance sheets and statements of operations.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share amounts)

(c)    1999 Restricted Stock Purchase and Option Plan

Upon the acquisition of the Company by RCG, RCG created the 1999 Restricted Stock Purchase and Option Plan (herein referred to as the 1999 Plan). Under the terms of the 1999 Plan, 200,000 shares of RCG common stock have been reserved for issuance in the form of restricted share grants to current and future employees of RCG or Royster-Clark. Shares issued under the 1999 Plan are subject to certain restrictions on transfer of shares. No common stock shares were issued under this plan during the years ended December 31, 2004, 2003 or 2002. During 2002, 17,500 shares previously issued under this plan were redeemed. No other redemptions occurred in 2004 or 2003.

In addition, 39,551 shares of common stock, 14,637 shares of Senior Preferred Stock and 8,229 shares of Junior Preferred Stock have been reserved for issuance pursuant to the exercise of stock options rolled over from the 1992 Stock Option Plan (herein referred to as the 1992 Plan) previously maintained by Royster-Clark. All options granted under the 1992 Plan were either cashed out at the merger consideration of $285 per share less the exercise price under the 1992 Plan or exchanged for an option to purchase 5.5 shares of common stock, 2.0 shares of Senior Preferred Stock and 1.1 shares of Junior Preferred Stock at the same exercise price as under the 1992 Plan. During 2003, stock options for 1,372 shares of common stock, 508 shares of Senior Preferred Stock and 285 shares of Junior Preferred Stock were redeemed. No options were redeemed during 2004. At December 31, 2004, options for 38,179 shares of common stock, 14,129 shares of Senior Preferred Stock and 7,944 shares of Junior Preferred Stock remain vested and outstanding under the 1999 Plan. No options were issued or exercised during the years ended December 31, 2004, 2003 and 2002.

(13)    Technology Licensing Arrangement

In 2002, the Company entered into an exclusive license to use and market a new technology over a seven-year period for $4,102. Payments of $800, $700 and $702 were made in 2004, 2003 and 2002, respectively, with the remaining payments due in annual payments of $900 in 2005 and $1,000 in 2006. The agreement extends automatically as long as certain minimums are met. As described in note 2, the related asset is being amortized over the greater of the pattern in which economic benefits of the patent and technology licensing agreements are consumed or otherwise used up, or straight line over the estimated useful life of the agreement.

(14)    Environmental Matters

The Company is subject to a wide variety of federal, state and local environmental laws and regulations. The Company has been identified as a potentially responsible party concerning the release of certain hazardous substances at five locations. While the current law potentially imposes joint and several liability upon each party named as a potentially responsible party, the Company’s contribution to clean up these sites is expected to be limited, given the number of other companies which have also been named as potentially responsible parties and the nature and amount of cleanup involved. A number of the Company’s facilities have been evaluated as having excess nitrates, phosphorous, and pesticides in the surrounding soil or groundwater. In total, cleanup of hazardous or potentially hazardous substances has occurred, is being performed or has been planned at approximately 40 sites. In addition, several underground storage tanks have been removed or closed at some facilities and these sites have been evaluated for possible contamination. At 17 locations, where past releases of fertilizer or other hazardous substances have been documented and corrective actions taken, our environmental consultants or regulatory authorities have concluded that no further action is currently required. The Company would expect no further cleanup activity at these locations. However, the Company cannot be assured that further notices from the applicable regulatory authority will not be received or that future cleanup activities may be required of the Company.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share amounts)

In connection with the 1999 acquisitions of AgriBusiness and Royster-Clark, the Company obtained indemnities for certain claims related to environmental matters that existed or arose prior to the acquisitions. The indemnities related to AgriBusiness are subject to a $4,500 deductible in the aggregate, may not exceed 10% of the purchase price, or a total of $30,000 and certain time limitations. Indemnities related to claims arising out of environmental representations and warranties and claims associated with, arising from or relating to conditions existing prior to April 1999 associated with the real estate purchased expired in April 2004. Indemnities covering other environmental claims associated with, arising from or relating to conditions existing prior to April 1999 on real estate (other than real estate subject to the April 2004 indemnity expiration) formerly owned, leased or operated by the AgriBusiness or offsite disposition of contaminants survive indefinitely. The environmental indemnities related to Royster-Clark, Inc. (predecessor company) are subject to a deductible of $2,000, an overall cap of $5,000 on all indemnities expired in April 2004. In addition, Royster-Clark, Inc. (predecessor company) had obtained indemnities from Lebanon Chemical Corporation (LCC) for certain claims related to environmental matters that existed at sites acquired from LCC in December 1998. The Company has a claim pending under the indemnities from LCC. Other than that claim, the indemnity has expired. The Company also obtained indemnities from the former stockholder of Alliance Agronomic, Inc. for environmental conditions identified as of the date of acquisition. The indemnification remains in effect until notice is received requiring no further actions or after a two-year period of testing with no reportable results in deterioration of water quality.

The Company has recorded environmental liabilities at December 31, 2004 and 2003 for the estimated cost of cleanup efforts of identified contamination or site characterization, which total $2,807 and $3,105, respectively, and are included in other long-term liabilities in the accompanying consolidated balance sheets. Actual cash expenditures during the years ended December 31, 2004, 2003 and 2002 were $298, $232 and $222, respectively. These liabilities do not take into account any claims for recoveries from insurance or third parties and are not discounted. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainty in evaluating environmental exposures.

(15)    Commitments and Contingencies

(a)    Supply Agreements

In conjunction with the acquisition of AgriBusiness in 1999, the Company has entered into a 10-year supply agreement with IMC Kalium Ltd. (Kalium) and IMC-Agrico Company (Agrico), both of which are subsidiaries of IMC Global. Under the terms of the supply agreement, the Company is required to purchase (and Agrico and Kalium are required to supply) certain products in an amount equal to estimated normal business requirements of the former AgriBusiness locations. The purchase prices of the products covered by the agreement approximate market prices at the time of purchase for the majority of the products. The agreement automatically renews for subsequent periods of five years unless otherwise canceled by either party. In addition, the agreement specifies remedies available to the parties in the event of noncompliance, which include compensatory damages in the event of a failure to purchase (or supply) the required quantities of the covered products.

The Company has commitments to purchase various other fertilizer materials as follows:

Years ending December 31:
2005	$6,440
2006	824
2007	622
2008	39

$7,925

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share amounts)

(b)    Gas Contracts

During 2004 and 2003, the Company entered into natural gas fixed-price contracts, which were short-term in duration. These fixed-price contracts committed the Company to quantities of natural gas (daily MMBTUs). The Company has commitments to purchase natural gas under these contracts of approximately $6,778 during the year ending December 31, 2005.

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

(c)    Letters of Credit

The Company had total amounts issued under letters of credit of $11,042 at December 31, 2004.

(d)    Employment Contracts

The Company has employment contracts with certain members of management. These employment agreements are terminable by the Company with or without cause. In the event that the employment agreements are terminated without cause and provided that executives comply with the confidentiality and non-competition covenants, they will be entitled to receive all payments as defined in the respective agreements. The contracts extended through April 2004 with an automatic one-year extension thereafter unless notice of intent not to renew is given, either by the Company or by the executive. If termination without cause had occurred as of December 31, 2004, the Company would have been required to pay approximately $1,890 to satisfy its obligations.

(e)    Legal and Regulatory Matters

From time to time, the Company has had claims asserted against it by regulatory agencies or private parties for environmental matters or regulatory permits (see note 14) and has incurred obligations for investigation or remedial actions with respect to certain of such matters. In addition, the Company is subject to various claims and legal matters that have arisen in the ordinary course of its business. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company’s management that any such claims asserted or obligations incurred to date will not result in a material adverse effect on the results of operations or financial position of the Company.

(16)    Condensed Financial Data of Guarantor Subsidiaries

As discussed further in note 10, the First Mortgage Notes are guaranteed on a full, unconditional and joint and several basis, by each of the following subsidiaries of Royster-Clark, including:

Royster-Clark Realty LLC

Royster-Clark Resources LLC

Royster-Clark AgriBusiness, Inc.

Royster-Clark AgriBusiness Realty LLC

Royster-Clark Nitrogen, Inc.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share amounts)

There are currently no restrictions on the ability of Royster-Clark to obtain funds from its guarantor subsidiaries through dividends or loans.

The following tables present the condensed financial data of Royster-Clark and its guarantor subsidiaries as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002.

As of December 31, 2004:

Balance Sheet Data:	Royster-Clark, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
Current assets:
Cash	$42	325	—	367
Trade accounts receivable, net	—	88,580	—	88,580
Other receivables	3,223	19,382	(17,826)	4,779
Inventories	—	284,429	(492)	283,937
Prepaid expenses and other current assets	4	2,729	—	2,733

Total current assets	3,269	395,445	(18,318)	380,396

Property, plant and equipment, net	7,900	141,147	—	149,047
Goodwill	12,012	4,528	—	16,540
Deferred financing costs, net	8,117	—	—	8,117
Other assets, net	15	7,955	—	7,970
Investment in subsidiaries	378,384	—	(378,384)	—

Total assets	$409,697	549,075	(396,702)	562,070

Current liabilities:
Customer deposits	$—	87,943	—	87,943
Accounts payable	—	77,814	(17,826)	59,988
Accrued expenses and other
current liabilities	5,547	20,580	—	26,127

Total current liabilities	5,547	186,337	(17,826)	174,058

Senior secured credit facility	125,224	—	—	125,224
10 1/4% First Mortgage Notes	200,000	—	—	200,000
Other long-term liabilities	506	7,040	—	7,546

Total liabilities	331,277	193,377	(17,826)	506,828

Stockholder’s equity:
Common stock	—	—	—	—
Additional paid-in capital	78,599	388,384	(378,384)	88,599
Accumulated deficit	(179)	(31,562)	(492)	(32,233)
Accumulated other comprehensive loss	—	(1,124)	—	(1,124)

Total stockholder’s equity	78,420	355,698	(378,876)	55,242

Total liabilities and stockholder’s equity	$409,697	549,075	(396,702)	562,070

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share amounts)

For the year ended December 31, 2004:

Statement of Operations Data:	Royster-Clark, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
Net sales	$3,256	1,179,580	(111,817)	1,071,019
Cost of sales	411	977,778	(94,007)	884,182

Gross profit	2,845	201,802	(17,810)	186,837
Selling, general and administrative expenses	1,009	173,530	(17,826)	156,713
Loss on disposal of property, plant and equipment, net	74	896	—	970

Operating income	1,762	27,376	16	29,154
Interest expense	(1,756)	(26,062)	—	(27,818)

Income before income taxes	6	1,314	16	1,336
Income tax expense	—	311	—	311

Net income	$6	1,003	16	1,025

Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$18,326	(15,031)	—	3,295

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	23	2,339	—	2,362
Purchases of property, plant and equipment	—	(9,723)	—	(9,723)
Purchase of technology and patent licenses	—	(800)	—	(800)

Net cash provided by (used in) investing activities	23	(8,184)	—	(8,161)

Cash flows from financing activities:
Proceeds from senior secured credit facility	369,163	—	—	369,163
Payments on senior secured credit facility	(386,918)	—	—	(386,918)
Principal payments on long-term debt	—	(243)	—	(243)
Dividend paid to Royster-Clark Group, Inc.	(100)	—	—	(100)
Net increase in customer deposits	—	22,939	—	22,939
Payment of deferred financing costs	(494)	—	—	(494)

Net cash provided by (used in) financing activities	(18,349)	22,696	—	4,347

Net decrease in cash	—	(519)	—	(519)
Cash, beginning of year	42	844	—	886

Cash, end of year	$42	325	—	367

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share amounts)

As of December 31, 2003:

Balance Sheet Data:	Royster-Clark, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
Current assets:
Cash	$42	844	—	886
Trade accounts receivable, net	—	87,135	(1,831)	85,304
Other receivables	3,671	35,775	(19,463)	19,983
Inventories	—	255,873	(508)	255,365
Prepaid expenses and other current assets	161	2,715	—	2,876

Total current assets	3,874	382,342	(21,802)	364,414

Property, plant and equipment, net	9,474	156,211	—	165,685
Goodwill	12,012	4,528	—	16,540
Deferred financing costs, net	9,904	—	—	9,904
Other assets, net	15	9,360	—	9,375
Investment in subsidiaries	391,945	—	(391,945)	—

Total assets	$427,224	552,441	(413,747)	565,918

Current liabilities:
Customer deposits	$—	65,004	—	65,004
Accounts payable	—	90,755	(21,294)	69,461
Accrued expenses and other current liabilities	5,281	19,953	—	25,234

Total current liabilities	5,281	175,712	(21,294)	159,699
Senior secured credit facility	142,979	—	—	142,979
10 1/4% First Mortgage Notes	200,000	—	—	200,000
Other long-term liabilities	450	8,098	—	8,548

Total liabilities	348,710	183,810	(21,294)	511,226

Stockholder’s equity:
Common stock	—	—	—	—
Additional paid-in capital	78,599	401,945	(391,945)	88,599
Accumulated deficit	(85)	(32,565)	(508)	(33,158)
Accumulated other comprehensive loss	—	(749)	—	(749)

Total stockholder’s equity	78,514	368,631	(392,453)	54,692

Total liabilities and stockholder’s equity	$427,224	552,441	(413,747)	565,918

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share amounts)

For the year ended December 31, 2003:

Statement of Operations Data:	Royster-Clark, Inc.	Guarantor subsidiaries	Eliminations	Consolidated

Net sales	$3,670	1,040,274	(84,081)	959,863
Cost of sales	415	841,437	(64,110)	777,742

Gross profit	3,255	198,837	(19,971)	182,121

Selling, general and administrative expenses	1,004	175,589	(19,463)	157,130
Loss on disposal of property, plant and equipment, net	200	1,206	—	1,406

Operating income	2,051	22,042	(508)	23,585

Interest expense	(2,044)	(27,435)	—	(29,479)

Income (loss) before income taxes	7	(5,393)	(508)	(5,894)

Income tax expense	1	15,443	—	15,444

Net income (loss)	$6	(20,836)	(508)	(21,338)

Statement of Cash Flows Data:
Net cash provided by operating activities	$4,324	24,108	—	28,432

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	77	2,053	—	2,130
Purchases of property, plant and equipment	—	(11,109)	—	(11,109)
Purchase of technology and patent licenses		(700)		(700)

Net cash provided by (used in) investing activities	77	(9,756)	—	(9,679)

Cash flows from financing activities:
Proceeds from senior secured credit facility	358,888	—	—	358,888
Payments on senior secured credit facility	(359,030)	—	—	(359,030)
Payments on vendor financing note	—	(22,227)	—	(22,227)
Principal payments on long-term debt	—	(25)	—	(25)
Dividend paid to Royster-Clark Group, Inc.	(142)	—	—	(142)
Net increase in customer deposits	—	7,804	—	7,804
Payment of deferred financing costs	(4,117)	—	—	(4,117)

Net cash used in financing activities	(4,401)	(14,448)	—	(18,849)

Net decrease in cash	—	(96)	—	(96)
Cash, beginning of year	42	940	—	982

Cash, end of year	$42	844	—	886

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share amounts)

For the year ended December 31, 2002:

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

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share amounts)

(17)    Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments at December 31, 2004 and 2003. FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

Cash, trade accounts receivable, other receivables, accounts payable, customer deposits, accrued expenses and other current liabilities, prepaid expenses and other current assets:    The carrying amounts approximate fair value because of the short maturity of those instruments.

Senior secured credit facility:    The carrying amount of the Company’s senior secured credit facility approximates fair value due to the variable interest rate charged, as well as changes in the rate charged based on the Company’s leverage.

First Mortgage Notes:    The fair value of the Company’s first mortgage notes at December 31, 2004 was $206,000 based on available trade information near December 31, 2004.

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

For the years ended December 31, 2004, 2003 and 2002, the Company recognized ($526), ($1,457) and $193, respectively, in net gains or (losses), which represented the total planned and unplanned ineffectiveness of commodity fair value hedges.

(19)    Significant Transactions

In the fourth quarter of 2002, the Company entered into an agreement for the sale of specialty seed and related technology in the amount of $9,000 and recorded this as revenue in that period.

(20)    Quarterly Financial Information—Unaudited

The following table sets forth certain items from our unaudited statements of operations for each quarter of 2004 and 2003. The unaudited information has been prepared on the same basis as the audited consolidated

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share amounts)

financial statements appearing elsewhere in this report and includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter ended
	March 31	June 30	September 30	December 31
2004:
Net sales	$204,977	569,730	135,598	160,714
Gross profit	28,385	99,322	22,539	36,591
Operating income (loss)	(9,721)	56,200	(11,510)	(5,815)
Net income (loss)	(16,429)	49,368	(18,664)	(13,250)

	Quarter ended
	March 31	June 30	September 30	December 31
2003:
Net sales	$150,308	502,951	145,133	161,471
Gross profit	22,895	95,405	27,872	35,949
Operating income (loss)	(16,873)	53,361	(9,259)	(3,644)
Net income (loss)	(14,718)	20,662	(16,591)	(10,691)

During the quarter ended June 30, 2003, the Company recorded a full valuation allowance against the net deferred income tax assets in the amount of $7,548.

(21)    Subsequent Events

During 2004, the Company entered into negotiations with a company with the intent of selling the Company’s East Dubuque, Illinois nitrogen manufacturing facility. On December 10, 2004, the Company entered into a definitive stock purchase agreement for the sale of all issued and outstanding shares of common stock of Royster-Clark Nitrogen, Inc. to Rentech Development Corporation (Rentech) which would result in the sale of the East Dubuque, Illinois facility. Rentech was to pay $50 million for the outstanding shares of common stock plus an estimated $13 million for net working capital that would have been subject to adjustment at closing. The closing of the stock purchase agreement was contingent upon the completion of both debt and equity financing and certain administrative requirements being achieved by a prescribed date in addition to customary closing conditions. The agreement, as amended, has expired and no longer in effect as of the stated termination date of March 15, 2005.