Form 10-Q
period 2005-03-31
ROYSTER-CLARK INC
filed 2005-05-13
CIK 1088893

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON May 13, 2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2005

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

PROCEEDS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐ Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the last practical date. Not Applicable

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. Dollars in thousands)

Unaudited

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash	$343	367
Trade accounts receivable, net of allowance for doubtful accounts of $4,626 and $5,059 at March 31, 2005 and December 31, 2004, respectively	106,789	88,580
Other receivables	4,124	4,779
Inventories	408,403	283,937
Prepaid expenses and other current assets	1,692	2,733

Total current assets	521,351	380,396
Property, plant and equipment, net of accumulated depreciation of $126,103 and $121,901 at March 31, 2005 and December 31, 2004, respectively	145,398	149,047
Goodwill	16,540	16,540
Deferred financing costs, net	8,562	8,117
Other assets, net	7,989	7,970

	$699,840	562,070

Liabilities and Stockholder’s Equity
Current liabilities:
Customer deposits	$150,241	87,943
Accounts payable	108,106	59,988
Accrued expenses and other current liabilities	33,772	26,127

Total current liabilities	292,119	174,058
Senior Secured Credit Facility	159,925	125,224
10 1/4% First Mortgage Notes due 2009	200,000	200,000
Other long-term liabilities	7,248	7,546

Total liabilities	659,292	506,828

Stockholder’s equity:
Common stock, no par value. Authorized 350,000 shares; 1 share issued and outstanding	—	—
Additional paid-in capital	88,599	88,599
Accumulated deficit	(46,927)	(32,233)
Accumulated other comprehensive loss	(1,124)	(1,124)

Total stockholder’s equity	40,548	55,242

	$699,840	562,070

See accompanying notes to condensed consolidated financial statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. Dollars in thousands)

UNAUDITED

	Three Months ended March 31,
	2005	2004
Net sales	$204,545	204,977
Cost of sales	173,800	176,592

Gross profit	30,745	28,385
Selling, general and administrative expenses	36,988	38,266
Loss (gain) on disposal of property, plant and equipment, net	715	(160)
Expenses related to abandoned financing alternatives	552	—

Operating loss	(7,510)	(9,721)
Interest expense	(7,086)	(6,708)

Loss before income taxes	(14,596)	(16,429)
Income tax expense	95	—

Net loss	$(14,691)	(16,429)

See accompanying notes to condensed consolidated financial statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars in thousands)

Unaudited

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(14,691)	(16,429)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	(158)	646
Depreciation and amortization	6,364	6,396
Loss (gain) on disposal of property, plant and equipment	715	(160)
Changes in operating assets and liabilities increasing (decreasing) cash:
Trade accounts receivable	(18,051)	(30,011)
Other receivables	655	12,109
Inventories	(124,466)	(101,150)
Prepaid expenses and other current assets	1,041	439
Other assets	(328)	(294)
Accounts payable	48,118	69,580
Accrued expenses and other current liabilities	7,645	3,887
Other long-term liabilities	(292)	(126)

Total adjustments	(78,757)	(38,684)

Net cash used in operating activities	(93,448)	(55,113)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	428	1,783
Purchases of property, plant and equipment	(2,969)	(2,400)

Net cash used in investing activities	(2,541)	(617)

Cash flows from financing activities:
Proceeds from senior secured credit facility	125,571	81,352
Payments on senior secured credit facility	(90,871)	(106,003)
Principal payments on long-term debt	(5)	(233)
Dividend paid to Royster-Clark Group, Inc.	(3)	(15)
Net increase in customer deposits	62,298	80,224
Payment of deferred financing costs	(1,025)	(141)

Net cash provided by financing activities	95,965	55,184

Net decrease in cash	(24)	(546)
Cash at beginning of period	367	886

Cash at end of period	$343	340

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,952	1,398

Cash paid during the period for income taxes	$2	1

See accompanying notes to condensed consolidated financial statements.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(U.S. Dollars in thousands)

UNAUDITED

(1) Description of Business and Basis of Presentation

Royster-Clark, Inc. (herein referred to as Royster-Clark or the Company) is a retail and wholesale distributor of mixed fertilizer, fertilizer materials, seed, crop protection products and agronomic services to farmers, primarily in the Southeast and Midwest regions of the United States. The Company’s operations consist of retail farm centers (Farmarkets®), granulation, blending and seed processing facilities, and a network of storage and distribution terminals and warehouses. In addition, the Company operates two nitrogen-manufacturing facilities that supply the retail and wholesale distribution businesses with nitrogen fertilizer and industrial nitrogen products. The Company is a wholly owned subsidiary of Royster-Clark Group, Inc.

The information presented as of March 31, 2005 and for the three month periods ended March 31, 2005 and 2004 is unaudited, and reflects all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s financial position as of March 31, 2005 and the results of its operations for the three month periods ended March 31, 2005 and 2004, and its cash flows for the three month periods ended March 31, 2005 and 2004. The December 31, 2004 balance sheet information was derived from the audited consolidated financial statements for the year ended December 31, 2004. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods to prepare these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates.

The condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2004, which are included as part of the Company’s Annual Report on Form 10-K.

The Company’s business is highly seasonal with a high concentration of sales generated between March and July. Since 1999, sales occurring between March and July have varied from approximately 68% to 73% of annual sales based upon planting, growing and harvesting cycles. In 2004, approximately 71% of sales occurred between March and July. The Company is not aware of any factors that currently exist that would make this sales concentration either exceed or fall below historical percentages. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(U.S. Dollars in thousands)

UNAUDITED

(2) Inventories

Inventories at March 31, 2005 and December 31, 2004 consist of the following:

	March 31, 2005	December 31, 2004
Crop protection products	$103,357	61,088
Fertilizers	54,210	33,716
Raw materials	185,667	135,014
Seeds	51,049	38,269
Sundries and other	14,120	15,850

	$408,403	283,937

(3) Goodwill and Intangible Assets

There were no changes in the carrying amount of goodwill for the three month period ended March 31, 2005.

The gross carrying value and accumulated amortization of major classes of intangible assets as of March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005
	Gross carrying amount	Accumulated amortization	Net
Amortizing intangible assets:
Technology and patent license	$4,102	1,743	2,359
Noncompete agreements	388	327	61
Other	315	146	169

Total	$4,805	2,216	2,589

	December 31, 2004
	Gross carrying amount	Accumulated amortization	Net
Amortizing intangible assets:
Technology and patent license	$4,102	1,617	2,485
Noncompete agreements	1,718	1,625	93
Other	315	138	177

Total	$6,135	3,380	2,755

Aggregate amortization expense for amortizing intangible assets for the three months ended March 31, 2005 and 2004 was $166 and $262, respectively. During the three month period ended March 31, 2005, fully amortized non-compete agreement intangible assets and accumulated amortization of $1,330 were written off.

Estimated future amortization of intangible assets is (i) $460 in the remainder of fiscal 2005; (ii) $542 in fiscal 2006; (iii) $537 in fiscal 2007; (iv) $537 in fiscal 2008; (v) $495 in fiscal 2009; and (vi) $18 thereafter.

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(U.S. Dollars in thousands)

UNAUDITED

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

The Company has recorded environmental liabilities at March 31, 2005 and December 31, 2004 for the estimated cost of cleanup efforts of identified contamination or site characterization, which total $2,533 and $2,807, respectively, and are included in other long-term liabilities in the accompanying condensed consolidated balance sheets. Actual cash expenditures during the three month periods ended March 31, 2005 and 2004 were $64 and $68, respectively. During the first quarter, certain estimates were revised as changing facts came to light during the quarter that resulted in a net decrease in environmental accruals of $210 for properties being monitored. These liabilities do not take into account any claims for recoveries from insurance or third parties and are not discounted. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainty in evaluating environmental exposures.

During 2004, indemnities obtained in connection with the 1999 acquisitions of AgriBusiness and Royster-Clark and other acquisitions by the Company have substantially all expired. Claims against indemnities obtained from Lebanon Chemical Corporation (LCC) and from the former stockholder of Alliance Agronomics, Inc. for environmental conditions identified as of the date of the respective acquisitions continue to be pursued. Resolution of these claims, whether or not they are resolved in the Company’s favor are not expected to have a material impact to the Company’s financial position or results of operation.

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

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(U.S. Dollars in thousands)

UNAUDITED

There are currently no restrictions on the ability of Royster-Clark to obtain funds from its guarantor subsidiaries through dividends or loans.

The following tables present the condensed financial data of Royster-Clark and its guarantor subsidiaries as of March 31, 2005 and December 31, 2004 and for the three month periods ended March 31, 2005 and 2004.

Balance Sheet Data as of March 31, 2005:

	Royster-Clark, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash	$42	301	—	343
Trade accounts receivable, net	—	106,789	—	106,789
Other receivables	996	8,318	(5,190)	4,124
Inventories	—	408,423	(20)	408,403
Prepaid expenses and other current assets	—	1,692	—	1,692

Total current assets	1,038	525,523	(5,210)	521,351
Property, plant and equipment, net	7,460	137,938	—	145,398
Goodwill	12,012	4,528	—	16,540
Deferred financing costs, net	8,562	—	—	8,562
Other assets, net	15	7,974	—	7,989
Investment in subsidiaries	420,732	—	(420,732)	—

Total assets	$449,819	675,963	(425,942)	699,840

Current liabilities:
Customer deposits	$—	150,241	—	150,241
Accounts payable	—	113,296	(5,190)	108,106
Accrued expenses and other current liabilities	10,773	22,999	—	33,772

Total current liabilities	10,773	286,536	(5,190)	292,119
Senior Secured Credit Facility	159,925	—	—	159,925
10 1/4% First Mortgage Notes	200,000	—	—	200,000
Other long-term liabilities	701	6,547	—	7,248

Total liabilities	371,399	293,083	(5,190)	659,292

Stockholder’s equity:
Common stock	—	—	—	—
Additional paid-in capital	78,599	430,732	(420,732)	88,599
Accumulated deficit	(179)	(46,728)	(20)	(46,927)
Accumulated other comprehensive loss	—	(1,124)	—	(1,124)

Total stockholder’s equity	78,420	382,880	(420,752)	40,548

Total liabilities and stockholder’s equity	$449,819	675,963	(425,942)	699,840

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(U.S. Dollars in thousands)

UNAUDITED

Balance Sheet Data as of December 31, 2004:

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

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(U.S. Dollars in thousands)

UNAUDITED

Statement of Operations Data for the three months ended March 31, 2005 and 2004:

	Royster-Clark, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended March 31, 2005
Net sales	$996	219,164	(15,615)	204,545
Cost of sales	100	184,597	(10,897)	173,800

Gross profit	896	34,567	(4,718)	30,745
Selling, general and administrative expenses	243	41,935	(5,190)	36,988
Loss on disposal of property, plant and equipment, net	86	629	—	715
Expenses related to abandoned financing alternatives	—	552	—	552

Operating income (loss)	567	(8,549)	472	(7,510)
Interest expense	(565)	(6,521)	—	(7,086)

Income (loss) before income taxes	2	(15,070)	472	(14,596)
Income tax expense	—	95	—	95

Net income (loss)	$2	(15,165)	472	(14,691)

Three Months Ended March 31, 2004
Net sales	$819	216,339	(12,181)	204,977
Cost of sales	102	184,784	(8,294)	176,592

Gross profit	717	31,555	(3,887)	28,385
Selling, general and administrative expenses	247	42,274	(4,255)	38,266
Loss (gain) on disposal of property, plant and equipment, net	10	(170)	—	(160)

Operating income (loss)	460	(10,549)	368	(9,721)
Interest expense	(458)	(6,250)	—	(6,708)

Income (loss) before income taxes	2	(16,799)	368	(16,429)
Income tax expense	—	—	—	—

Net income (loss)	$2	(16,799)	368	(16,429)

ROYSTER-CLARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(U.S. Dollars in thousands)

UNAUDITED

Statement of Cash Flow Data for the three months ended March 31, 2005 and 2004:

	Royster-Clark, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended March 31, 2005
Net cash used in operating activities	$(33,685)	(59,763)	—	(93,448)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	13	415	—	428
Purchases of property, plant and equipment	—	(2,969)	—	(2,969)

Net cash provided by (used in) investing activities	13	(2,554)	—	(2,541)

Cash flows from financing activities:
Proceeds from Senior Secured Credit Facility	125,571	—	—	125,571
Payments on Senior Secured Credit Facility	(90,871)	—	—	(90,871)
Principal payments on long-term debt	—	(5)	—	(5)
Dividend paid to Royster-Clark Group, Inc.	(3)	—	—	(3)
Net increase in customer deposits	—	62,298	—	62,298
Payment of deferred financing costs	(1,025)	—	—	(1,025)

Net cash provided by financing activities	33,672	62,293	—	95,965

Net decrease in cash	—	(24)	—	(24)
Cash at beginning of period	42	325	—	367

Cash at end of period	$42	301	—	343

Three Months ended March 31, 2004
Net cash provided by (used in) operating activities	$24,807	(79,920)	—	(55,113)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	1,783	—	1,783
Purchases of property, plant and equipment	—	(2,400)	—	(2,400)

Net cash used in investing activities	—	(617)	—	(617)

Cash flows from financing activities:
Proceeds from Senior Secured Credit Facility	81,352	—	—	81,352
Payments on Senior Secured Credit Facility	(106,003)	—	—	(106,003)
Principal payments on long-term debt	—	(233)	—	(233)
Dividend paid to Royster-Clark Group, Inc.	(15)	—	—	(15)
Net increase in customer deposits	—	80,224	—	80,224
Payment of deferred financing costs	(141)	—	—	(141)

Net cash provided by (used in) financing activities	(24,807)	79,991	—	55,184

Net decrease in cash	—	(546)	—	(546)
Cash at beginning of period	42	844	—	886

Cash at end of period	$42	298	—	340

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS. SEE “FORWARD-LOOKING STATEMENTS” ABOVE. YOU SHOULD NOT PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS AS SUCH STATEMENTS SPEAK ONLY AS OF THE DATE ON WHICH THEY ARE MADE, CIRCUMSTANCES AND RESULTS MAY CHANGE AND WE MIGHT NOT UPDATE THEM TO REFLECT CHANGES THAT OCCUR AFTER THE DATE THEY ARE MADE.

General

Royster-Clark, Inc. together with its subsidiaries (the “Company” or “Royster-Clark”) is a retail and wholesale distributor of mixed fertilizer, fertilizer materials, seed, crop protection products (collectively, “crop production inputs”) and agronomic services to farmers, primarily in the Southeast and Midwest regions of the United States. The Company’s operations include retail farm centers (“Farmarkets®”), granulation, blending and seed processing facilities, and a network of storage and distribution terminals and warehouses. In addition, the Company operates two nitrogen-manufacturing plants that supply its wholesale and industrial customers with nitrogen products. The Company is a wholly owned subsidiary of Royster-Clark Group, Inc., a closely held private company.

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

The crop production inputs distribution business is highly seasonal with a high concentration of sales generated between March and July. Since 1999, sales occurring between March and July have varied from approximately 68% to 73% of annual sales based upon planting, growing and harvesting cycles of our customers. In 2004, approximately 71% of sales occurred between March and July. The Company is not aware of any factors that currently exist that would make this sales concentration either exceed or fall below historical percentages. Inventories must be accumulated to be available for seasonal sales, requiring significant storage capacity. The accumulation of inventory is financed by the Company through its credit facility, by customer prepayments, and by suppliers. Depending on weather and field conditions in the Company’s widely diverse geographic marketing areas, the period of heavy product shipments to customers can vary by several weeks, which may have an impact in which quarter sales are recorded.

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

		Quarter end price				Year-to-date
$ per ton		1st	2nd	3rd	4th	Average	High	Low
Ammonia	2005 2004 2003	370 328 350	— 315 290	— 330 295	— 360 330	350 339 305	370 340 360	340 328 260
DAP	2005 2004 2003	248 232 215	— 222 200	— 235 200	— 245 222	242 232 193	248 235 220	240 230 180
Potash	2005 2004 2003	200 135 116	— 152 116	— 173 124	— 195 130	198 133 115	200 139 116	195 129 115

Source: Green Markets ©, Mid Corn Belt or Midwestern U.S. price quote reported

While the level of nitrogen prices affects the profitability of our entire business, the level of nitrogen prices affects the profitability of our nitrogen-manufacturing facilities more directly. The level of phosphate and potash prices affects the profitability of our business since gross profit generated by our processing and distribution activities with these materials is typically a function of the underlying cost.

The major raw material in the manufacture of nitrogen-based products is natural gas. For the first three months of 2005, we purchased natural gas on the spot market and through the use of short-term, fixed supply, fixed price purchase contracts for use in our nitrogen-production facility in East Dubuque, IL. The use of fixed-priced purchase contracts permits the Company to elect to lock in our gas costs for quantities of Million British Thermal Units (MMBTU) for a portion of its natural gas requirements through the winter months, which have demonstrated the highest degree of volatility.

The table below illustrates some of the degree of volatility of natural gas pricing quoted at the Henry Hub.

	Quarter end price				Year-to-date
$ per MMBTU	1st	2nd	3rd	4th	Average	High	Low
2005	7.47	—	—	—	6.43	7.47	5.57
2004	5.64	6.05	6.43	6.03	5.63	7.06	5.08
2003	5.00	5.31	4.66	5.79	6.27	19.07	4.87

Source: Energy Intelligence Group, Inc. website, www.energyintel.com

Since March 31, 2005 through the end of April 2005, natural gas prices have fluctuated between $6.64 per MMBTU to $7.80 per MMBTU. The level of natural gas prices directly affects profitability of our company-manufactured nitrogen-based products.

During a typical March, increasing amounts of fieldwork activity has begun and would translate into strong movement of crop production inputs through our Farmarkets® in the Company’s Southeast market areas. The Company’s Midwest market areas will typically not exhibit very strong sales of crop production inputs from Farmarkets® in that market area during March. This year, heavy precipitation fell along the Atlantic Coast and in the Ohio Valley during March and hindered fieldwork. Frequent rainfall in the Southeast hampered field preparation and planting. The Midwest region experienced mostly favorable weather conditions which allowed for field preparation; however, significant sales of crop production inputs would not typically result during this phase of fieldwork. We do not believe, at this time that sales of crop production inputs have been lost, only delayed and will recover during the Company’s second fiscal quarter. However, we can not be assured that these weather conditions will not have an adverse impact on the Company’s operating results.

Results of Operations

Three months ended March 31, 2005 compared to three months ended March 31, 2004

The following table and discussion provides information regarding Royster-Clark’s condensed consolidated statement of operations for the three months ended March 31, 2005 and 2005 as a percentage of net sales.

	2005		2004
Net sales	$204,545	100.0%	$204,977	100.0%
Cost of sales	173,800	85.0	176,592	86.2

Gross profit	30,745	15.0	28,385	13.8
Selling, general and administrative expenses	36,988	18.1	38,266	18.6
Loss (gain) on disposal of property, plant and equipment	715	0.3	(160)	(0.1)
Expenses related to abandoned financing alternatives	552	0.3	—	—

Operating loss	(7,510)	(3.7)	(9,721)	(4.7)
Interest expense	(7,086)	(3.5)	(6,708)	(3.3)

Loss before income taxes	(14,596)	(7.2)	(16,429)	(8.0)
Income tax expense	95	—	—	—

Net loss	(14,691)	(7.2)%	(16,429)	(8.0)%

Net sales. The Company’s net sales were $204.5 million for the first quarter of 2005 compared to $205.0 million for the same period in 2004, a decrease of $0.5 million, or 0.2%. The decrease in net sales resulted from approximately $21.1 million in decreased sales volume that was partially offset by $20.6 million from increased sales prices in the crop production inputs market. Rain and wet conditions in the Company’s Southeastern market areas during the month of March hampered fieldwork by farmers and resulted in approximately $20.5 in decreased sales of the Company’s granulated and blended fertilizer products. Sales decreased in other product groups, as well, due to wet conditions in the Southeastern market areas, but these decreased sales in the Southeast were offset by increased sales volumes in nitrogen-based products, primarily anhydrous ammonia, in the Midwest where unfavorable weather conditions in the fall of 2004 delayed significant nitrogen-based product movement to the early spring of 2005. Increased sales prices were concentrated in fertilizers and fertilizer materials and resulted from higher natural gas costs, the weaker United States dollar and very strong world demand for several crop production input materials that have lifted prices charged by basic suppliers to the domestic market which we serve.

Gross profit. Gross profit was $30.7 million for the first quarter of 2005 compared to $28.4 million for the same period in 2004, an increase of $2.3 million, or 8.1%. This increase was the net of approximately $2.8 million resulting from higher price levels offset by approximately $2.9 million lost through lower volumes and $2.4 million gained from improved margin ratios.

Selling, general and administrative expenses. Selling, general and administrative expenses were $37.0 million for the first quarter of 2005 compared to $38.3 million for the same period in 2004, a decrease of $1.3 million, or 3.4%. The decrease in selling, general and administrative expenses resulted from the following major factors:

•	Decreased volume related expenses including overtime, seasonal labor, agent fees, travel, as well as other expenses of approximately $0.8 million.

•	Bad debt provision of $0.6 million compared to 2004 due to the quality of trade accounts receivable and to favorable collection experience.

•	Decreased expense of $0.3 million of other expenses.

These decreases in selling, general and administrative expenses were partially offset by salary increases of $0.4 million or 3.1%.

Quarterly selling, general and administrative expenses as a percent of net sales fluctuate within the fiscal year due to the seasonal nature of sales volumes with selling, general and administrative expenses exhibiting less seasonal fluctuations.

Operating loss. Operating loss was $7.5 million for the first quarter of 2005 compared to $9.7 million for the same period in 2004, a decrease in the operating loss of $2.2 million, or 22.7%. Operating loss as a percentage of net sales was 3.7% for the first quarter in 2005 compared to 4.7% for the same period in 2004 due to gross profit improvements and selling, general and administrative expense changes described above as well as to losses on disposal of property, plant and equipment and expenses related to abandoned financing alternatives.

Interest expense. Interest expense was $7.1 million for the first quarter in 2005 compared to $6.7 million for the same period in 2004, an increase of $0.4 million, or 6.0%. Increased interest rates resulted in $0.2 million of increased interest expense. Higher average borrowings on the senior secured credit facility (“credit facility”) in 2005 compared to 2004 increased interest expense by $0.2 million. Average borrowings on the credit facility were $99.7 million during the first quarter of 2005 compared to $87.4 million for the comparable period in 2004.

Income tax expense. The Company recognized state income tax expense of $0.1 million resulting from state income taxes for the first quarter of 2005 compared to no income tax expense for the same period in 2004. The effective tax rate for the first quarter of 2005 was 0.7%. The Company has not recorded income tax expense or benefit for other than these state income taxes subsequent to the second quarter of 2003 when the Company recorded a valuation allowance for the full amount of net deferred tax assets. The Company continues to maintain a valuation allowance for the full amount of net deferred tax assets in accordance with provisions of the Financial Accounting Standards Board Standard (“Statement of Financial Accounting Standards” or “SFAS”) No. 109, “Accounting for Income Taxes”. The Company will record no other net income tax expense or benefit until GAAP requirements for unrestricted recognition of deferred tax assets have been satisfied.

Net loss. Net loss was $14.7 million for the first quarter of 2005 compared to $16.4 million for the same period in 2004, a decrease of $1.7 million, resulting from the fluctuations noted above.

Liquidity and Capital Resources

Our primary capital requirements are for working capital, debt service, capital expenditures and possible acquisitions. For day-to-day liquidity requirements, we operate with a $225 million senior secured credit facility (“credit facility”) with a consortium of lenders. At March 31, 2005, the borrowing base provisions under the credit facility supported a gross borrowing availability in excess of the $225 million credit line, from which we had drawn $159.9 million. This facility includes up to $20.0 million for letters of credit of which there were letters of credit totaling $10.6 million outstanding as of March 31, 2005. The weighted average interest rate on the credit facility was 5.81% at March 31, 2005 compared to 5.27% at December 31, 2004. This facility contains financial and operational covenants and other restrictions with which we must comply, including a requirement to maintain certain financial ratios and limitations on our ability to incur additional indebtedness.

The parent of the Company, Royster-Clark Group, Inc., continues to evaluate our financing needs and capital structure that could entail an initial public offering of securities in Canada. Such an offering would require significant changes in the Company’s capital and ownership structure, changes in the senior secured credit facility and the retirement of the Company’s current $200 million First Mortgage Notes. Final decision to initiate such an offering has not been made and if such an offering is made there can be no assurance that it will be successful.

Net cash used in operating activities for the three months ended March 31, 2005 was $93.4 million compared to $55.1 million for the comparable period in 2004, an increase in net cash used of $38.3 million. The most significant component in the increased cash flows used in operating activities was the movement in operating assets and liabilities of $40.1 million. This was partially offset by a decreased net loss of $1.7 million and $0.1 million in adjustments to reconcile net loss to net cash used in operating activities. Inventories, accounts payable and other receivables were the largest components of operating assets and liabilities which used $56.3 million more cash during the first three months of 2005 compared to the comparable period in 2004. This was partially offset by trade accounts receivable and accrued expenses and other current liabilities using $12.0 million and $3.8 million, respectively, less cash during the first three months of 2005 compared to the comparable period in 2004. Changes in prepaid expenses and other assets and liabilities made up the balance of the change in operating assets and liabilities.

Net cash used in investing activities for the three months ended March 31, 2005 totaled $2.5 million compared to $0.6 million for the comparable period in 2004, an increase of $1.9 million. The increase in net cash used in investing activities resulted from decreased proceeds from the sale of property, plant and equipment of $1.3 million and an increase in capital expenditures of $0.6 million in 2005 compared to 2004. The decrease in proceeds resulted from the sale of the Company’s interest in George Smith Ag Services, Inc., a subsidiary of the Company, which was sold to the minority owner in 2004.

Capital expenditures were $3.0 million for the three months ended March 31, 2005 compared with $2.4 million for the comparable period in 2004, an increase of $0.6 million. These capital expenditures were primarily for facility improvements and machinery and equipment replacement projects. We estimate total capital expenditures, excluding potential acquisitions, for all of 2005 will be approximately $10.0 million.

Net cash provided by financing activities for the three months ended March 31, 2005 totaled $96.0 million compared to $55.2 million in 2004, an increase of $40.8 million. Increased cash provided by financing activities in 2005 compared to 2004 resulted from $59.4 million more cash provided by higher net proceeds from the credit facility and $0.2 million lower principal payments on long-term debt in 2005 when compared to the comparable period in 2004. These increases in cash provided were partially offset by $17.9 million less cash from customer deposits and $0.9 million higher payments of deferred financing costs.

Net working capital at March 31, 2005 totaled $229.2 million versus $206.3 million at December 31, 2004, an increase of $22.9 million. This increase resulted primarily from normal seasonal movement of operating assets and liabilities highlighted by increases in inventories and trade accounts receivable. Increases in customer deposits, accounts payable, accrued expenses and other current liabilities and changes in other working capital items partially offset the working capital increases described above. Working capital changes are summarized in the table below.

Working capital increases:
Inventories	$124.5
Trade accounts receivable	18.2

Total increases	142.7

Working capital decreases:
Customer deposits	62.3
Accounts payable	48.1
Accrued expenses and other current liabilities	7.7
Other working capital decreases	1.7

Total decreases	119.8

Net increase	$22.9

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47 (FIN 47), “Accounting for conditional Asset Retirement Obligations.” FIN 47 clarifies the manner in which uncertainties concerning the timing and method of settlement of an asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” should be accounted for. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the provisions of this Interpretation.

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

Commodity Price Risk

The Company is exposed to market risk due to changes in natural gas prices. Natural gas is a raw material used in the production of various nitrogen-based products that the Company either manufactures at its East Dubuque plant or purchases from vendors. Market prices of nitrogen-based products are affected by changes in natural gas prices as well as supply and demand and other factors. In the normal course of business, the Company purchases nitrogen-based products during the winter and early spring to supply its needs during the high sales volume spring season. Nitrogen-based inventory remaining at the end of the spring season will be subject to market risk due to changes in natural gas prices and supply and demand. During the first three months of 2005, the Company purchased natural gas for use in its East Dubuque facility on the spot market, but also used short-term, fixed supply, fixed price purchase contracts which locked in pricing for a portion of its natural gas requirements. Currently, the Company is using a combination of purchases of natural gas on the spot market along with short-term, fixed supply, fixed price purchase contracts to fulfill its production requirements. Notwithstanding use of these purchase contracts, the Company is exposed to significant, although, in management’s opinion, not excessive market risk due to the volatility of the spot natural gas markets. Changes in levels of natural gas prices and market prices of nitrogen-based products can materially affect the Company’s financial position and results of operations. To date, the Company has experienced no difficulties in securing supplies of natural gas, however, such purchases are subject to price volatility.

The Company engages in limited commodity hedging activities with respect to its grain and seed purchases. The Company attempts to use these hedging transactions to minimize exposures to fluctuations in grain prices that may occur during the production cycle of seed products. Grain and seed hedging activities are marked to market every month and price fluctuations are reflected in the condensed consolidated statements of operations. Increases in commodity grain prices can expose the Company to increased cost associated with its commodity seed purchases to the extent that strategies in place do not perform as intended. The Company does not engage in any speculative commodity hedging activities for investment purposes.

Interest Rate Risk

The Company is also exposed to changes in interest rates. The interest rates that we pay for borrowings under our credit facility are based primarily on the LIBOR rate of interest charged by the agent bank under our credit facility. Our operating results will be impacted by changes in interest rates. We estimate that based on an annual average balance on our credit facility that each 1% change in market interest rate will impact before tax earnings (loss) by approximately $1.6 million. Our First Mortgage Notes bear interest at a fixed rate of 10 1/4%. Some of our customer deposits also bear interest at a fixed rate, which is established on an annual basis at the beginning of each farming season based on prevailing market rates for similar programs in each of the regions in which we operate.

At March 31, 2005, the Company’s exposure to market risk factors had not materially changed from December 31, 2004.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

PART 2. OTHER INFORMATION

ITEM 6. EXHIBITS

(a)(1) Financial Statements:

The following condensed consolidated financial statements are included in Part 1, Item 1, of this Form 10-Q:

Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004

Condensed Consolidated Statements of Operations for the Three months ended March 31, 2005 and 2004

Condensed Consolidated Statements of Cash Flows for the Three months ended March 31, 2005 and 2004

(2) Financial Statement Schedules: None.

(3) Exhibits:

3.01	Restated Certificate of Incorporation of the Company. †

3.02	Certificate of Amendment of Restated Certificate of Incorporation of the Company. †

3.03	Amended and Restated Bylaws of the Company. †

4.01	Indenture dated as of April 22, 1999 by and among the Company, the Guarantors, and the United States Trust Company of New York, as Trustee. †

4.02	Form of 10 1/4% First Mortgage Note Due 2009 (Included in Exhibit 4.01)†

10.03	Supply Agreement dated as of April 22, 1999 among IMC Kalium Ltd., IMC-Agrico Company and the Company. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. †

10.04	Company Employee Savings and Investment Plan. †

10.05	Royster-Clark Group, Inc. 1999 Restricted Stock Purchase and Option Plan. †

10.06	Employment Agreement dated as of April 22, 1999 by and among Francis P. Jenkins, Jr., Royster-Clark Group, Inc. and Royster-Clark, Inc. †

10.20	Employment Agreement dated as of December 1, 1999 between Royster-Clark, Inc. and Paul M. Murphy. ††

10.21	Amendment and Restatement of the April 22, 1999 Revolving Credit Agreement, dated as of December 22, 2003, among the Company, certain subsidiaries of the Company as the co-borrowers, various financial institutions as lenders, U.S. Bank National Association, as the administrative agent, a collateral agent and a lead arranger, The CIT Group/Business Credit, Inc., as a collateral agent and a lead arranger, and Bank of America, N.A. as a lead arranger. ‡

10.22	First Amendment to Amended and Restated Revolving Credit Agreement Among Royster-Clark, Inc., various financial institutions, U.S. Bank National Association, the CIT Group/Business Credit, Inc., and Supplement Amending the Borrower Pledge and Security Agreement and Subsidiary Pledge and Security Agreement dated March 26, 2004. ‡‡

10.24	Second Amendment to Amended and Restated Revolving Credit Agreement Among Royster-Clark, Inc., various financial institutions, U.S. Bank National Association, the CIT Group/Business Credit, Inc., dated as of February 3, 2005. ‡‡‡

10.25	Third Amendment to Amended and Restated Revolving Credit Agreement Among Royster-Clark, Inc., various financial institutions, U.S. Bank National Association, the CIT Group/Business Credit, Inc., dated as of March 28, 2005. ‡‡‡

31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Royster-Clark, Inc. *

31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Royster-Clark, Inc. *

32.01	Section 1350 Certifications. *

†	Incorporated by reference to Registration Statement on Form S-4 (Reg. No.: 333-81235) where it has been filed as an Exhibit.
††	Incorporated by reference to identically numbered exhibit to Form 10K for the annual period ended December 31, 2002 (Reg. No.: 333-81235) filed on March 31, 2003.
‡	Incorporated by reference to identically numbered exhibit to Form 10K for the annual period ended December 31, 2003 (Reg. No.: 333-81235) filed on March 30, 2004.
‡‡	Incorporated by reference to identically numbered exhibit to Form 10Q for the quarterly period ended March 31, 2004 (Reg. No.: 333-81235) filed on May 14, 2004.
‡‡‡	Incorporated by reference to identically numbered exhibit to Current Reports on Form 8-K (Reg. No.: 333-81235) which were both filed on March 31, 2005.
*	Filed herein.

NOTE:    THE ONLY EXHIBITS THAT HAVE BEEN FILED ARE THOSE REQUIRED UNDER ITEM 601 OF REGULATION S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYSTER-CLARK, INC.

DATE: May 12, 2005	/s/ JOEL F. DUNBAR
Joel F. Dunbar Vice President, Assistant Secretary and Controller (on behalf of the Registrant and as Chief Accounting Officer)